Form 10QSB
period 1997-06-30
HARBOUR INTERMODAL LTD /DE/
filed 1997-10-06
CIK 933649

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10QSB
                         Amendment #1


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          June 30 1997


Commission file Number 0-25254

                    HARBOUR INTERMODAL, LTD.
(Exact name of registrant as specified in its charter)

Delaware                                             22-2061363
(state or other jurisdiction of                    (IRS employer
incorporation or organization)                    identification no.)


1177 McCarter Highway, Newark, New Jersey                              07104
(Address of principal executive offices)                         (zip code)

Registrant's telephone number, including area code:           (973)481-6474


     Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes___x____No________

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
     8,504,513 Common Shares $.01 par value as of June 30, 1997.

                  HARBOUR INTERMODAL, LTD.



                        INDEX



                                                               Page No.
PART  I.    FINANCIAL INFORMATION

Item  1.  Financial Statements:

     Balance Sheet at June 30, 1997  (unaudited)                    3

     Statement of Operations for the Six Months Ended
     June 30, 1997 and 1996 (unaudited) and the period
     from March 31, 1993 (inception of Development Stage)
     to June 30, 1997 (unaudited).                                  4

     Statement of Cash Flows for the Three Months Ended
     June 30, 1997 and 1996 (unaudited) and the period
     from March 1, 1993 (inception of Development Stage)
     to June 30, 1997 (unaudited)                                   5

     Notes to Financial Statements (unaudited)                      6


Item 2.   Management's Discussion and Analysis or Plan of Operations 7

PART  II.  Other Information, As Applicable


Item 6.     Exhibits and Reports on Form 8-K
     a. Exhibit                                                      10
     b. Reports on Form 8-K                                          10

Signature Page                                                       11

                        Harbour Intermodal, Ltd.
                     (A Development Stage Company)

                              BALANCE SHEET

                              JUNE 30, 1997
ASSETS

Current Assets:
     Cash                                        $ 4,638
          Total current assets                     4,638
                                                 $ 4,638


LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIENCY)

Current Liabilities:
     Accounts Payable                              $ 23,266
     Due to affiliate                                75,487

          Total current liabilities                $ 98,753

Stockholders' Equity:  (Deficiency in Assets)
     Common stock
          $.01 par value, 20,000,000
          authorized,  8,504,513 issued and
          outstanding                                85,045

     Capital in excess of par value                 $ 3,955

     Accumulated deficit to
        December 31, 1982  (Note A)                    (62,000)
     Deficit accumulated
        during development stage                       (171,115)

        Total accumulated deficit                     (233,115)


         Total stockholders' equity                   (94,115)
              (deficiency)

                                                  $  4,638

See Accompanying Notes to Financial Statements

                              Harbour Intermodal, Ltd.
                           (A Development Stage Company)


                              STATEMENTS OF OPERATIONS
                                                                                              Period from
                                                                                              March 1, 1993
                              For the Three Months Ended          Six Months Ended            (inception of
                                      June 30,                         June 30,                development stage)
                                 1997          1996                  1997          1996        to June 30, 1997

Income                             $  -0-        $   -0-             $  -0-         $  -0-          $  -0-


Operating Expenses:
   General and administrative      6,708          3,194              11,346          5,440           98,142
   Professional fees                 600          7,408               4,800          10,708          54,973
   Rent                            1,000          1,000               2,000          2,000           18,000

                                   8,300         11,602               18,146         18,148         171,115



Net loss during development stage  $(8,308)     $(11,602)          $ (18,146)       $ (18,148)        $ (171,115)



Net loss per share                 $ (.00097)   $(.00136)          $  (.00213)     $  (.00213)


Weighted average common
     shares outstanding            8,504,513    8,504,513        8,504,513        8,504,513


                            Accompanying Notes to Financial Statement

                                   Harbour Intermodal, Ltd.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                                                                                  Period from
                                                                                  March 1,1993
                                                                                  (inception
                                                                                      of
                    For the Six Months Ended                                      development
                         June 30,                      June 30,                      stage)
                         1997                           1996                     to June 30, 1997

Cash flows from operating
     activities:

Net loss during development
      stage               $   (18,146)     $  (18,148)                        $ (171,115)

Non-cash items included in
     net loss:
     Increase in A/P          3,791            1,221                      23,266

     Cash used in
     operating activities      (14,355)         (16,927)                  (147,849)


Cash flows from financing
     activities:
  Advances from related party  16,402               19,340             150,487
  Repayments to related party     -                   -               (75,000)
  Issuance of capital stock
     for indebtedness to related
     party                        -                   -                 75,000

Proceeds from issuance of
  common stock                  -0-              -0-                 2,000

Cash provided by financing
  activities                    16,402          19,340              152,487

Increase (decrease) in cash      2,047           2,413               4,638

Cash, beginning of period        2,591            391                 -0-

Cash, end of period          $   4,638          $  2,804           $   4,638


SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
   Cash paid for interest     $   -0-          $     -0-          $      -0-
   Cash paid for income taxes     $  -0-          $     -0-          $     -0-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:

In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.
See Accompanying Notes to Financial Statements

                         Harbour Intermodal, Ltd.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
                      SIX MONTHS ENDED June 30, 1997



NOTE A -   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In 1993, the Company began its development stage activities. From 1982 through 1992, the Company was dormant and no transactions were recorded on the books. Prior to 1982, the Company operated as Controlled Energy Systems, Inc. When operations were terminated, the net assets were written off resulting in a charge to the accumulated deficit. The accumulated deficit, prior to the new development stage activities, has been reported as a separate item in the Stockholders' Equity section of the Balance Sheet.

     In the opinion of management, all adjustments necessary for a fair presentation of interim period results have been included. However, these results are not necessarily indicative of results for a full year.


NOTE B -    EARNINGS PER SHARE

     Earnings per share have been computed on the basis of the average number of common shares outstanding. Average number of shares outstanding and per share amounts have been restated to reflect a one for ten reverse stock split authorized on March 5, 1996.


NOTE C -    COMMITMENT AND CONTINGENCIES

     The Company is not a party to any contractual agreements.

     The Company is not engaged in any pending legal proceedings nor is it aware of any threatened litigation.

Plan of Operation

Overview

The statements contained in this 10-QSB for the quarterly period ended March 31, 1997 that are not historical facts are forward-looking statements. The Company cautions readers of this document that a number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any such forward-looking statements. These important factors and other factors which could affect the Company's results are more fully discussed in the Company's 10 SKB for the fiscal year ended December 31, 1996 and dated March 27, 1997, and elsewhere in the Company's filings with the Securities and Exchange Commission. Readers of this document are referred to such filings.


Discussion of how long the Company can satisfy cash requirements and whether it will have to raise additional funds.

     To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows and expects additional losses for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and will have to raise additional funds for the next fiscal period of 1997. At June 30, 1997 the Company had an accumulated deficit of $233,115. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc., (Ka-Bar), potential equity placements, and in the long term, revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

      As of June 30, 1997, the Company had unrestricted cash on hand of $4,638. The Company has no credit facility with any lending institution. The Company has, from time to borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

     The Company's cash requirements are met through cash advances from Ka-Bar Medical, Inc. ("Ka-Bar"). Ka-Bar is controlled by Michael T. Gasparik, who is the majority shareholder, Chairman and a Director of the Company.

Ka-Bar's advances to the Company are sufficient to cover the Company's cash requirements for its present limited level of operations. At present, there is less than one month's cash requirements in the Company's accounts. At such time as negotiations succeed, and only if such negotiations succeed, the Company will need to raise additional funds by sales or exchanges of currently authorized common stock, corporate borrowings and, as applicable, subsidies from public agencies involved in developing intermodal transportation facilities. There are also several governmental programs which can provide loans, grant or guarantees of Harbour Intermodal's borrowings for capital to help develop intermodal facilities and for financing the Intermodal Ferry available. There can be no assurance that such financing will be available, and if available, on terms acceptable to the Company, and if the Company fails to obtain additional financing, the Company will be materially and adversely affected.


Summary of product Research and Development that the Company will perform for the term of the plan.

     Continuing research is planned to quantify the impact of shifts to intermodal equipment for handling rail and rubber-tired freight shipments and to develop requirements for improved handling. Because the first vessels are expected to be used in US Coastal waters and financed using MARAD guarantees, Harbour has opted to use a US based naval architect and has solicited qualifications from seven US marine architectural firms experienced in the design and management of construction of an intemodal ferry which will meet Harbour's needs, qualify under the design and safety requirements of the Coast Guard and the Shipping Bureaus and be eligible for Maritime Administration financing guarantees. One of these firms may be selected as Harbour's marine architect.

     In addition, Harbour Intermodal is discussing a licensing agreement for the propulsion system for this class of vessel. It is planned that Harbour Intermodal would be responsible for contracting for the constructions of vessels as well. Other Research includes identification of existing and potential locations for interchanges of intermodal traffic with railroads, over-the-road truckers and local delivery draymen.

     Development activities currently underway include discussions and negotiations with other transportation companies, major shippers and public agencies directly involved with intermodal transportation in the New York Harbour area.

Expected purchase or sale of plant and significant equipment.

     If, and only if, the Company's negotiations described above succeed, then the Company plans to acquire plant and equipment. In addition to the discussions for completion of design and construction of the first self propelled intermodal ferry, specifications are being developed for the plant and equipment needed and discussions are underway to secure property rights by purchase or lease at both existing and new locations for the intermodal system in the greater New York harbor area. These discussions include design and start of construction of new car-float docking facilities and landside support yards for railroad and rubber-tired equipment. The potential acquisition cost of the ship ranges from $8 million to $15 million and the cost of the onshore improvements could exceed $5 million.


Expected significant changes in the number of employees

     Harbour Intermodal currently employs five persons part time, all of whom are officers of the company, and plans to hire an additional seven persons, one as a Chief Financial Officer, one as a director of New York Harbour operations, one as marketing/sales manager, and four clerical personnel by December 1997, provided that additional financing is obtained by that time. In the absence of such financing no additional personnel will be added.
     Harbour does utilize consultants and has had detailed discussions with other entities involved in intermodal transportation, some of which have a cadre of management, technical or operating employees. Harbour Intermodal plans to utilize these potential resources, if they should become available.

     Harbour Intermodal also has identified and maintains a roster of personnel experienced in management, operations, sales and finance who would be available on short notice for salaried positions or consulting assignments to assist in expanding the intermodal ferry operations or in selling the intermodal ferries and materials handling equipment.

          PART II     -     OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K


     Exhibits

          None


     Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1997

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          (Registrant)

                       08/11/97           Michael T. Gasparik

                                          Harbour Intermodal, LTD.
                                          Director
                                          Chairman-Chief Executive Officer
                                          Chief Financial Officer
                                          Chief Accounting Officer