Form 10QSB
period 1997-09-30
HARBOUR INTERMODAL LTD /DE/
filed 1997-11-12
CIK 933649

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10QSB
                         Amendment #1


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          September 30 1997


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


Yes___x____No________

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
     8,504,513 Common Shares $.01 par value as of September 30, 1997.

                  HARBOUR INTERMODAL, LTD.



                        INDEX



                                                               Page No.
PART  I.    FINANCIAL INFORMATION

Item  1.  Financial Statements:

     Balance Sheet at September 30, 1997  (unaudited)                    3

     Statement of Operations for the Nine Months Ended
     September 30, 1997 and 1996 (unaudited) and the period
     from March 31, 1993 (inception of Development Stage)
     to September 30, 1997 (unaudited).                                  4

     Statement of Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (unaudited) and the period
     from March 1, 1993 (inception of Development Stage)
     to September 30, 1997 (unaudited)                                   5

     Notes to Financial Statements (unaudited)                      6


Item 2.   Management's Discussion and Analysis or Plan of Operations 7

PART  II.  Other Information, As Applicable


Item 6.     Exhibits and Reports on Form 8-K
     a. Exhibit                                                      10
     b. Reports on Form 8-K                                          10

Signature Page                                                       11

                        Harbour Intermodal, Ltd.
                     (A Development Stage Company)

                              BALANCE SHEET

                             SEPTEMBER 30, 1997
ASSETS

Current Assets:
     Cash                                        $   815
          Total current assets                       815
                                                 $   815


LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIENCY)

Current Liabilities:
     Accounts Payable                              $ 24,057
     Due to affiliate                                86,773

          Total current liabilities                $110,830

Stockholders' Equity:  (Deficiency in Assets)
     Common stock
          $.01 par value, 20,000,000
          authorized,  8,504,513 issued and
          outstanding                                85,045

     Capital in excess of par value                 $53,955

     Accumulated deficit to
        December 31, 1982  (Note A)                    (62,000)
     Deficit accumulated
        during development stage                       (187,015)

        Total accumulated deficit                     (249,015)


         Total stockholders' equity                   (110,015)
              (deficiency)

                                                  $  815

See Accompanying Notes to Financial Statements

                              Harbour Intermodal, Ltd.
                           (A Development Stage Company)


                              STATEMENTS OF OPERATIONS
                                                                                              Period from
                                                                                              March 1, 1993
                              For the Three Months Ended          Nine Months Ended            (inception of
                                     September 30,                  September 30,                development stage)
                                 1997          1996                  1997          1996        to September 30, 1997

Income                             $  -0-        $   -0-             $  -0-         $  -0-          $  -0-


Operating Expenses:
   General and administrative     13,040          5,035              24,386         10,475          111,182
   Professional fees               1,860             29               6,600         10,737           56,833
   Rent                            1,000          1,000               3,000          3,000           19,000

                                  15,900          6,064               34,046         24,212         187,015



Net loss during development stage  $(15,900)     $(6,064)          $ (34,046)       $ (24,212)    $ (187,015)



Net loss per share                 $ (.00097)   $(.00187)          $  (.00071)     $  (.00400)     $(.00285)


Weighted average common
     shares outstanding            8,504,513    8,504,513        8,504,513        8,504,513


                            Accompanying Notes to Financial Statement

                                   Harbour Intermodal, Ltd.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                                                                                  Period from
                                                                                  March 1,1993
                                                                                  (inception
                                                                                      of
                    For the Nine Months Ended                                      development
                         September 30,                                            stage)
                         1997                           1996                     to September 30, 1997

Cash flows from operating
     activities:

Net loss during development
      stage               $   (34,046)     $  (24,212)                        $ (187,015)

Non-cash items included in
     net loss:
     Increase in A/P            4,582           (2,663)                           24,057

     Cash used in
     operating activities      (29,464)         (26,875)                       (162,958)


Cash flows from financing
     activities:
  Advances from related party  27,688            29,175                         161,773
  Repayments to related party     -                   -                         (75,000)
  Issuance of capital stock
     for indebtedness to related
     party                        -                   -                          75,000

Proceeds from issuance of
  common stock                  -0-              -0-                              2,000

Cash provided by financing
  activities                    27,688          29,175                          163,773

Increase (decrease) in cash     (1,776)          2,300                              815

Cash, beginning of period        2,591            391                               -0-

Cash, end of period          $     815          $  2,691                      $     815


SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
   Cash paid for interest        $   -0-          $     -0-          $      -0-
   Cash paid for income taxes     $  -0-          $     -0-          $      -0-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:

In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.
See Accompanying Notes to Financial Statements

                         Harbour Intermodal, Ltd.
                      (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED September 30, 1997



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

Plan of Operation

Overview

The statements contained in this 10-QSB for the quarterly period ended March 31, 1997 that are not historical facts are forward-looking statements. The Company cautions readers of this document that a number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any such forward-looking statements. These important factors and other factors which could affect the Company's results are more fully discussed in the Company's 10 KSB for the fiscal year ended December 31, 1996 and dated March 27, 1997, and elsewhere in the Company's filings with the Securities and Exchange Commission. Readers of this document are referred to such filings.


Discussion of how long the Company can satisfy cash requirements and whether it will have to raise additional funds.

     To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows and expects additional losses for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and will have to raise additional funds for the next fiscal period of 1997. At September 30, 1997 the Company had an accumulated deficit of $249,015. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc., (Ka-Bar), potential equity placements, and in the long term, revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

      As of September 30, 1997, the Company had unrestricted cash on hand of $815. The Company has no credit facility with any lending institution. The Company has, from time to borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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

                       11/10/97           Michael T. Gasparik

                                          Harbour Intermodal, LTD.
                                          Director
                                          Chairman-Chief Executive Officer
                                          Chief Financial Officer
                                          Chief Accounting Officer