Form 10QSB/A
period 1997-09-30
HARBOUR INTERMODAL LTD /DE/
filed 1997-12-05
CIK 933649

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10QSB/A
                         Amendment #1


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

                        Harbour Intermodal, Ltd.
                     (A Development Stage Company)

                              BALANCE SHEET

                             SEPTEMBER 30, 1997
ASSETS

Current Assets:
     Cash                                                $    815
          Total current assets                                815
                                                         $    815


LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIENCY)

Current Liabilities:
     Accounts Payable                                    $ 24,057
     Due to affiliate                                      86,773

          Total current liabilities                      $110,830

Stockholders' Equity:  (Deficiency in Assets)
     Common stock
          $.01 par value, 20,000,000
          authorized,  8,504,513 issued and
          outstanding                                      85,045

     Capital in excess of par value                      $ 53,955

     Accumulated deficit to
        December 31, 1982  (Note A)                       (62,000)
     Deficit accumulated
        during development stage                          (187,015)

        Total accumulated deficit                         (249,015)


        Total stockholders' equity                        (110,015)
              (deficiency)

                                                          $    815

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



                            Accompanying Notes to Financial Statement

                                   Harbour Intermodal, Ltd.
                                (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS


                                                                                Period from
                                                                                March 1,1993
                                                                                (inception of
                                For the Nine Months                             development stage)
                                Ended September 30,                                   to
                                     1997                       1996             September 30, 1997

Cash flows from operating
     activities:

Net loss during development
      stage                           $ (34,046)              $ (24,212)           $ (187,015)

Non-cash items included in
     net loss:
     Increase in A/P                      4,582                  (2,663)               24,057

     Cash used in
     operating activities               (29,464)                (26,875)              (162,958)


Cash flows from financing
     activities:
  Advances from related party            27,688                29,175                   161,773
  Repayments to related party              -                     -                     (75,000)
  Issuance of capital stock
     for indebtedness to related
     party                                 -                     -                      75,000

Proceeds from issuance of
  common stock                            -0-                   -0-                      2,000

Cash provided by financing
  activities                            27,688                29,175                   163,773

Increase (decrease) in cash             (1,776)                2,300                       815

Cash, beginning of period                2,591                   391                      -0-

Cash, end of period                     $  815               $  2,691                   $   815

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
   Cash paid for interest               $  -0-             $   -0-                     $    -0-
   Cash paid for income taxes           $  -0-             $   -0-                     $    -0-

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



Item 6.    Exhibits and Reports on Form 8-K


     Exhibits

          None


     Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1997

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          (Registrant)

                       12/5/97            Michael T. Gasparik

                                          Harbour Intermodal, LTD.
                                          Director
                                          Chairman-Chief Executive Officer
                                          Chief Financial Officer
                                          Chief Accounting Officer