Form 10QSB/A
period 1997-06-30
HARBOUR INTERMODAL LTD /DE/
filed 1998-02-13
CIK 933649

Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1997

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          (Registrant)

                       02/13/98           Michael T. Gasparik

                                          Harbour Intermodal, LTD.
                                          Director
                                          Chairman-Chief Executive Officer
                                          Chief Financial Officer
                                          Chief Accounting Officer