Form 10KSB
period 1997-12-31
HARBOUR INTERMODAL LTD /DE/
filed 1998-03-26
CIK 933649

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)
[X]  	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934
	For the transition period from _____ to ____
      Commission File Number 0-25254

HARBOUR INTERMODAL, LTD.
(Name of Small Business Issuer in its charter)
Delaware							22-3388920
(State or other Jurisdiction		(IRS Employer Identification No.)
of incorporation or organization)

1177 McCarter Highway, Newark, New Jersey	       07104-3791
(Address of principal executive offices)		(Zip code)

	(201) 481-6474
   (Issuer's telephone number)

Securities registered under section 12(b) of the Exchange Act:

Title of each class 				 Name of each exchange on which
to be so registered 				 each class is to be registered

    None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days       Yes X  NO ___



Check if there is no disclosure of delinquent fliers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State Issuer's Revenues for its most recent fiscal year. -0-

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the average of the ask ($1.00) and bid ($0.125) prices of the Company's common stock, for the week ended December 31, 1997, is approximately $120,215, based upon the 213,905 shares of the Registrant's common stock held by non-affiliates. (1)

The number of shares outstanding is 8,504,513 shares, of the one class of common stock, of par value $0.01, as of December 31, 1997.

(1) "Affiliates" solely for purpose of this item refers to those persons who, during the three months preceding the filing of this Form 10-KSB were officers or directors of the Company and/or beneficial owners of 5% or more of the Company's outstanding stock.

Documents Incorporated By Reference  None.

                              TABLE OF CONTENTS
                                                                            Page
ITEM 1: DESCRIPTION OF BUSINESS:...............................................4
ITEM 2: PROPERTIES:...........................................................11
ITEM 3. LEGAL PROCEEDINGS.....................................................13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................13
ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY  AND RELATED STOCKHOLDER MATTERS...13
ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:............14
ITEM 7. FINANCIAL STATEMENTS..................................................16
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................16
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..........17
ITEM 10. EXECUTIVE COMPENSATION...............................................19
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......20
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:......................21
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................22
      SIGNATURES:.............................................................23
      REPORT ON AUDITS OF FINANCIAL STATEMENTS................................24
      INDEPENDENT AUDITORS' REPORT (F-1)......................................25
      BALANCE SHEET (F-2).....................................................26
      STATEMENTS OF OPERATIONS (F3)...........................................27
      STATEMENT OF STOCKHOLDERS' EQUITY (F4)..................................28
      STATEMENTS OF CASH FLOWS (F5)...........................................29
      NOTES TO FINANCIAL STATEMENTS (F-7).....................................31
      INDEX TO FINANCIAL STATEMENTS...........................................33

ITEM 1: DESCRIPTION OF BUSINESS:


	 Harbour Intermodal, Ltd. ("Harbour", "Harbour Intermodal", "HILX" or the "Company"), was incorporated under the laws of the State of Delaware on October 29, 1973 as Controlled Energy Systems, Inc. to continue the business of Amega Corporation, a California Corporation incorporated on March 13, 1964. The name of the corporation was changed to Circadian Systems, Inc., on June 6, 1986.
This business was discontinued and the corporate name was changed on March 31, 1993 to Harbour Intermodal, Ltd. to explore two principal areas of planned business operations. The company is presently in the development stage.

	The first principal area is to provide local Intermodal transportation services in the greater New York harbor area. These services are being designed to meet present and future needs for movement of freight to and from shippers in the area and to expedite the transfer of shipments among rail, truck and water transportation companies serving the area. There can be no assurance that the Company will be able to raise sufficient capital to be able to commence principal operations providing local Intermodal transportation services in the New York harbor area, or, if such operations are commenced, that they will be successful.

	The second area of interest grew out of the needs of the first and includes the potential development and sales of equipment for Intermodal services including waterborne vessels, and mobile and fixed heavy materials handling equipment for transporting and sorting containers, trailers and general cargo. This activity is anticipated to cover the North, Central and South American market. There can be no assurance that the company will be able to commence planned principal operations in this area of business or if such operations are commenced that they will be successful.

	The Company will also make available the results of this research and development, and the expertise of its officers in the field of transportation management on a contractual consulting basis. There can be no assurance that this consulting will be in demand by private or public entities.

	Harbour Intermodal is thus devoting substantially all of its efforts to establishing a new business and related services.

	Services in the Greater New York Harbor area will be provided by Harbour Intermodal through wholly owed subsidiaries, joint ventures or leases of existing transportation operations. Harbour plans to acquire, and then to expand and augment, existing terminal facilities and add new facilities for Intermodal ferry operations to establish a waterborne rail freight network with Intermodal terminals connecting with Norfolk Southern,CSX, New York Susquehanna and Western, Canadian Pacific, Canadian National and the New York & Atlantic Rail Roads. These and other facilities would be also be designed and used to carry tractor-trailers and containers. However, there can be no assurance that Harbour will be able to pursue such a plan to expand existing or add new terminal facilities in the future. In addition, the Company presently conducts no business in waterborne rail freight service, and it is presently unknown whether such waterborne rail freight network can be established or if such operations are commenced that they will be successful.

	Harbour Intermodal plans to provide overall management and will also be responsible for securing the necessary financing, facilities and equipment. A minimum of a two to four-year period will be required to complete contractual arrangements, construct facilities and secure equipment and develop projected traffic volumes.

	Harbour Intermodal also plans to provide overall management and required support services for the development and sales of equipment. Development and sales of equipment will be handled through wholly- or partially owned subsidiaries, joint ventures, licensing agreements or sales agreements as appropriate for the product being handled. None of these presently exist.

	On October 3, 1995, a subsidiary, HILX Transport, Inc., was incorporated in New Jersey. In November 1995, HILX Transport, Inc. filed with the Interstate Commerce Commission for Motor Carrier Certification and to date no further action has been taken.


Market for Intermodal Transportation Services

	Intermodal transportation technology for handling both international and domestic general cargo in containers and trailers on rail cars has developed rapidly over the last twenty years. One of the major overall stimuli was the need to move large numbers of containers already being used for ocean shipping long distances across the United States. These containers were either delivered to a domestic consignee or transferred to another oceangoing vessel. It was found that the service using the rail "land bridge" (transcontinental movement of containers across the United States by railroad) was superior to all-ship routing through the Panama Canal and costs were competitive. Special space saving "double stack" equipment (loading one container on top of the other) used to transport these containers by rail was also useful for handling domestic traffic. As a result there is a growing need for rail and terminal facilities to handle the container traffic.

	At the same time, the market for shipping truck trailers on rail cars (trailer on flat car or TOFC service} was exploited for longer trips as driver costs increased and congestion became a significant problem in major metropolitan areas.

	Initially, the volume of TOFC traffic was larger than the container volume (container on flat car of COFC service). More recently, the container volume has taken the lead. In addition, major trucking companies have shifted from conventional trailers to the use of containers on bogies (skeleton trailers) which further increases the demand for Intermodal handling facilities for shipments. Because of these significant shifts in the handling of general cargo, new terminal transportation facilities in areas like New York Harbor have to be designed to accept both rail and rubber-tired vehicles. It is also necessary to provide facilities to transfer the containers and trailers among the rail, highway and ocean going transportation terminals.

	In the future, conventional rail or truck equipment will be utilized primarily for bulk or specialized commodities or for general cargo where special handling facilities are required.


Terminology

	Since the passage of the Intermodal Surface Transportation Efficiency Act ("ISTEA") in 1991, the term "Intermodal transportation" has become an umbrella phrase that includes all transportation services, passenger or freight where more than one mode of transportation is used. Insofar as freight is concerned, the Intermodal terminology carries with it the constraint that the cargo being shipped is packed in a container or trailer and remains there for the entire trip from shipper to consignee. The container or trailer is moved intact from one mode of transportation to another. Bulk cargoes like grain, coal or petroleum products which fill a ship's hold or an entire ship and are loaded from or discharged into railcars, trailers or barges are not classified as Intermodal shipments.

	Other terms used in describing the characteristics of the Intermodal transportation of freight are listed below:

Intermodal Transportation -	Transportation services which utilize more than
				one mode of transportation Services from the origin of the shipment to the final destination.

Intermodal transfer services -	Local transportation services used to move
				containers or trailers between long haul modes of transportation, railroad or ocean shipping, e.g.

Intermodal handling -		Loading and unloading areas equipped for lifting
				and moving facilities containers and trailers between long- haul modes.

Rail Land Bridge -		Rail freight service carrying containers double
				stacked in specially built rail cars linking ocean-going ships arriving at US West Coast ports with ocean-going ships at US East Coast ports in lieu of an all marine routing via the Panama
				Canal.

Port distribution services - 	Services within a port area to move containers or
				trailers between terminals of long haul modes and local shippers or consignees, or, between two long haul modes.

Feeder services - 		Short haul rail, highway or coastal marine
				services connecting major terminals for ocean-going vessels with inland locations or marine terminals at other ports not directly served by the Ocean going services.

Market for Intermodal Services in the Greater New York Harbor Area

	The Greater New York Harbor area is a particularly attractive area for developing local intermodal transportation services. The area, itself, is divided into two halves by the Hudson River and Upper New York Bay. All of the major rail and highway routes from the west and south approach the area from the westerly side. The three principal railroads, Norfolk Southern/CSX, New York, Susquehanna & Western and Canadian Pacific/D&H also have their major terminals on the westerly side. Norfolk Southern does have a route from the midwest and far west which connects at Selkirk, just south of Albany, with a route into the New York area via the east side of the Hudson River on CSX, but scheduling conflicts with AMTRAK and Metro-North passenger services, limited clearances and inadequate terminal facilities reduce its usefulness.

	Currently, container and trailer traffic arriving by rail and destined for New York City and Long Island, and also for many points in New Jersey, is transferred to truck for delivery, a time consuming and costly procedure. A limited number of rail cars were interchanged between CONRAIL and the Long
Island Railroad (now the New York & Atlantic for freight services) on car floats of the New York Cross Harbor Railroad Terminal Company. CSX could interchange cars directly with the New York & Atlantic via the Hell Gate Bridge and the CSX route on the east side of the Hudson.

	Lack of adequate river facilities for handling containers between port facilities in Brooklyn and those in New Jersey has caused the Port Authority of New York and New Jersey to provide some relief in the form of a pilot program for a container barge shuttle between Red Hook, in Brooklyn, and Port Newark.

	The configuration of the roadway network is similar to the rail system in that all of the major routes from the west and south approach the area from the west. All shipments destined for New York City or Long Island must use one of the three bridges or two tunnels between the Tappan Zee and the Verrazano
Narrows Bridge. Trailers and containers transferred from rail cars use these same crossings and compete for space with the usual heavy volume of private cars and buses. In addition, many of the truck routes have clearance restrictions or restrictions on the type of cargo carried. The Holland and Lincoln Tunnels which provide the most convenient connection into Manhattan and Brooklyn will not accommodate the large trailers which are currently legal on the Interstate Highway System and the New Jersey Turnpike.

	Waterborne transportation of freight has been all but ignored in recent years despite the fact that all of the shipping lines and many other transportation users have waterfront facilities. In the past, there was more flexibility in moving shipments into and out of the harbor area. All of the waterways were utilized by eight major railroads, several small terminal railroads and a number of lighterage companies all of which moved shipments to and from shippers terminals or connected directly with ocean going vessels.
Most of these marine operations were discontinued by the time CONRAIL was formed to take over and consolidate six major railroads in 1976. Today, only one common carrier operation remains, the New York Cross Harbor Railroad Terminal Company, which uses obsolete rail carfloat equipment to handle a very limited portion of the traffic crossing the harbor.

	Harbour Intermodal has identified the waterborne mode of transportation as an area where substantial growth can be supported now and in the near future, provided modern intermodal facilities can be supplied which can accommodate rail, highway and container equipment at an affordable cost. This position was discussed by Norfolk Southern during meetings in Washington DC regarding freight service to the east side of the Hudson River.

	The Port Authority, working with CONRAIL, which served the Port Newark/Port Elizabeth area, has developed on-dock "ExpressRail" facilities to provide improved transfer connections between the ocean-going ships and the railroads. These facilities are complimentary and not competitive to the operating plan for Harbour Intermodal since the improvements do not involve the movements across the Hudson River or Upper New York Bay which Harbour views as its primary source of traffic. In fact, the cooperative development of the on-dock services sets a pattern for other intermodal improvements including those proposed by Harbour Intermodal.

	Harbour's work to date in analyzing existing traffic data, locations within the harbor suitable for intermodal ferry facilities and intermodal ferry design places it in a position to compete for the implementation of intermodal freight ferry services. Although there are no assurances that any relationship will develop, Harbour's proposed routes duplicate or are very close to those developed by The Port Authority's concepts for waterborne transportation routes as a part of the overall network of intermodal rail and truck services being developed. There is no assurance at this time that Harbour will be operationally or financially prepared to implement the intermodal freight ferry service.



Market for Intermodal Equipment

	The equipment and operating methodology for handling intermodal shipments is a developing field, worldwide. The shift from handling individual units, palletized packages and bulk shipments to containerized shipments has revolutionized the shipping industry. Ships are being built to handle large numbers of containers and the most recent vessels can accommodate over 6,000 twenty foot equivalents (TEU'S) or 3,000 forty foot equivalents (FEU'S). Ports and land transportation facilities have had to adapt to the change. Currently, there are still major areas in the larger ports where new equipment and techniques are needed to handle the large number of containers which must be ready for loading aboard the container ships and a similar number to be unloaded and distributed with a minimum of delay.

	Port distribution services and feeder services between ports, including those ports on rivers where land and rail transportation is inadequate can utilize the same self-propelled barge concept being proposed for New York. Moving and stacking equipment for landside support and for improving intermodal handling of containers and trailers is also needed.


Proposed role for Harbour Intermodal

	The role planned for Harbour Intermodal in the Greater New York harbor area is to offer services to meet current and future requirements for intermodal transportation, particularly those intermodal movements which can use waterborne
connections.   The landside facilities and vessels will also provide for
conventional rail cars, grounded containers and rubber-tired vehicles which can utilize the network.

	Harbour Intermodal has already defined the requirements and developed a schematic design for a new self-propelled Intermodal Ferry for rail cars, rubber-tired trailers, grounded containers or a mix of these three types of equipment. The vessel is identified as HILX 404 Intermodal Ferry and is sized to accommodate five rows of railroad cars or seven rows of highway equipment or over 160 forty-foot containers stacked two high or a combination of the three types of equipment. The overall length of the HILX 404 Intermodal Ferry will accommodate five-well articulated container cars that must be handled as a unit and can be in excess of 350 feet in length.

	Development of the new self-propelled ferry is only the initial step in establishing Harbour Intermodal as a developer and supplier of Intermodal equipment of various types for its own operations in the New York area and for other customers in North, Central and South America.

	Loading and unloading and movement of containers in marshaling and storage
areas require specialized equipment.   Containers that were initially twenty
feet in length have increased in size to fifty-three feet. This increase in container size, coupled with the increased size of the latest container vessels, has resulted in the need for more sophisticated heavy materials handling equipment designed to handle containerized shipments. Harbour Intermodal intends to develop a sales and service organization within Harbour Intermodal to cover the North, Central and South American market.

	This endeavor to develop the network of new waterborne intermodal services in the New York Harbor and sales, service and manufacturing of heavy materials handling equipment involves all of the risks associated with developing a new business (technical, operational and financial) and is not expected to provide earnings for distribution to investors in the early years.

	Harbour Intermodal, Ltd., will act as a holding company to formulate and implement plans to improve and expand railroad terminal and intermodal services in the New York Harbor area. The company will utilize the results of over six years of research performed by its senior officers covering the type and capabilities of existing transportation services and the changing needs of the marketplace as more intermodal services are developed. The company will also make available this and other information and expertise in the field of transportation planning, operations and management on a consulting basis.



Competitive Business Conditions

	In general the Company's intermodal services will be sold in competitive markets to customers who are sophisticated and demanding concerning price, performance and quality. These intermodal services are sold in competition with other independent rail freight, barge and trucking operators. These operators have substantial financial resources and significant technological capabilities, all of which are greater than the financial resources than the Company. Currently up to 98% of the freight traffic into or crossing New York City is on trucks. There can be no assurance that the Company will be able to compete successfully against such operators.

	Similarly, the Company's vessels and materials handling equipment will be sold in competitive markets to customers who are sophisticated and demanding concerning price, performance and quality. This equipment will be sold in competition with domestic and foreign suppliers who have greater financial resources and technological capabilities than the Company. There can be no assurance that the Company will be able to successfully compete against such suppliers.

	Likewise their can be no assurance that the Company's consulting services available to outside parties will be in demand or can be profitably marketed.


Patents Trademarks, Licenses and Franchises

	The Company believes that there are no proprietary design features or techniques required in the design and construction of the HILX 404 vessels.

	The Company has no patents, trademarks, franchises, concessions, royalty agreements or labor contracts. The Company has a license agreement with Fast Spot, Inc. to use certain patented and proprietary equipment to load, unload & handle railcars in the most efficient manor.


Need for Governmental Approval

	The company will fall under a variety of regulatory agencies in the normal course of business including: zoning, environmental, construction permits, Coast Guard and Corps of Engineers oversight, shipping bureau review of vessel designs and other similar regulations. The Company believes that there will be no extraordinary regulatory problems related either to its proposed operations in the New York harbor area or in the design, construction and sale of vessels and heavy materials handling equipment.

Governmental Regulations

	All of the Company's transportation operations within the port of New York area and to and from inland locations beyond the port, formerly subject to regulation by the Interstate Commerce Commission ("ICC"), are now regulated by the United States Department of Transportation, Federal Highway
Administration's Office of Motor Carriers. This agency retains the right to regulate entry and also sales of existing transportation entities to new owners.

	The Company, through its subsidiary, HILX Transport, Inc., has filed with the ICC (now USDOT-FHA/OMC) for common carrier trucking operating certification.


Research and Development

	Research is planned to quantify the impact of shifts to intermodal equipment for handling grounded containers, rail and rubber-tired freight shipments and to develop requirements for improved handling. Because the first vessels are expected to operate in US Coastal waters and be financed using Maritime Administration (MARAD) guarantees, Harbour has opted to use a U.S. based naval architect. Harbour has solicited Bureau Vertitas North America, Inc. to assist in securing a vessel which will meet Harbour's needs, qualify under the design and safety requirements of the Coast Guard and the Shipping Bureaus and be eligible for MARAD financing guarantees. Bureau Vertitas, headquartered in France, is an international organization specializing in the certification of marine equipment & has extensive experience in the design, management & construction of marine equipment.

	Other potential research includes identification of existing and potential locations for interchanges of intermodal traffic with railroads, over-the-road truckers and local delivery draymen.

	Development activities currently underway include discussions and negotiations with other transportation companies, major shippers and public agencies directly involved with intermodal transportation in the New York Harbor area.


Employees

	Harbour Intermodal currently employs four persons part time, all of whom are officers and/or directors of the company. Harbour plans to hire an additional seven persons, one as a Chief Financial Officer, one as a director of New York Harbour operations, one as marketing/sales manager, and four clerical personnel by December 1998, provided that additional financing is obtained by that time. In the absence of such financing no additional personnel will be added.

	Harbour does utilize consultants and has had detailed discussions with other entities involved in Intermodal transportation, some of which have a cadre of management, technical or operating employees. Harbour Intermodal plans to utilize these resources.

	Harbour Intermodal also has identified and maintains a roster of personnel experienced in management, operations, sales and finance who would be available on short notice for salaried positions or consulting assignments to assist in expanding the intermodal ferry operations.



ITEM 2: PROPERTIES:

	The company leases 2,000 sq. ft. of office space at 1177 McCarter Highway, Newark, NJ 07104 from Ka-Bar Medical, Inc. (hereinafter referred to as Ka-Bar). Ka-Bar is controlled by Michael T. Gasparik, who is the majority shareholder, Chairman, Chief Executive Officer and a Director of Ka-Bar. The terms of the lease ($2 per sq. ft. per year) are at the prevailing rates for similar property in the area. Harbour Intermodal also maintains offices at The New
Jersey Institute of Technology, Newark NJ, Business Incubator Facility to maintain convenient access to The Institute for Transportation located at the College and the extensive resources of the College.


ITEM 3. LEGAL PROCEEDINGS

	The Company is not engaged in any pending or threatened legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	 No matters were submitted to a vote of security holders during the fourth quarter of the last fiscal year.




PART II


ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

(a) Market Information - The principal US market in which the Company's Common Shares (all of which are of one class, $.O1 par value Common Stock) are traded is the Over-The-Counter Bulletin Board (OTC-BB) market. During the 1996 and
1997 calendar year period, the aforesaid securities were traded or quoted on the automated quotation system on the OTC Bulletin Board. The symbol for the Company's Common Stock is "HICC". The following table sets forth the quarterly range of high and low bid quotes of the Company's Common Stock per calendar quarter as provided by the National Quotation Bureau, Inc. (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions).


Common Stock (1)

Period:

1997 ($.01 par value, stock symbol HICC)
                        High Bid	      Low Bid
First Quarter		         $0.1875		      $0.125
Second Quarter		        $0.1875		      $0.125
Third Quarter		         $0.1875 	      $0.1875
Fourth Quarter		        $0.1875		      $0.1875

1996 ($.01 par value, stock symbol HICC)
			                     High Bid	      Low Bid
First Quarter		            (2)		        (2)
Second Quarter		        $0.1875		      $0.125
Third Quarter	 	        $0.1875 	      $0.1875
Fourth Quarter		        $0.1875		      $0.1875

(1) The Company reverse split its common stock on March 5, 1996 on a 1 ($.01 par value common share) for 10 ($.001 par value common share) and increased the par value of its common shares from $.001 par value to $.01 par value.

(2) There were no reported quotations during the quarter.


(b) Holders - Harbour Intermodal currently has 8,504,513 shares of stock outstanding as of December 31, 1997. The above shares are held by approximately 100 owners of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (which each such brokerage house and/or clearing house being considered as one holder).

(c) Dividends - The Company does not presently pay cash or any other dividends on its Common Stock and anticipates that, for the foreseeable future, no cash dividends will be paid on its Common Stock.

Payment of future cash dividends will be determined by the Company's Board of Directors based upon conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors. In addition, Delaware corporate law prohibits the payment of dividends if after making the payment the Company would not be able to pay its debts as they became due in the usual course of business or if the Company's total assets would be less than its total liabilities.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

(a) Plan of Operation

Overview

	The statements contained in this 10-KSB that are not historical facts are forward-looking statements. The Company cautions readers of this document that a number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any such forward-looking statements.

(i) Discussion of how long the Company can satisfy cash requirements and whether it will have to raise additional funds.

	To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows and expects additional losses for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and it will have to raise additional funds for the next fiscal period of 1998. At December 31, 1997 the company had an accumulated deficit of $249,832. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term, revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

	As of December 31, 1997, the Company had unrestricted cash on hand of $4,516. The Company has no credit facility with any lending institution. The Company has, from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

	The Company's cash requirements are met through cash advances from Ka-Bar Medical, Inc. ("Ka-Bar"). Ka-Bar is controlled by Michael T. Gasparik, who is the majority shareholder, Chairman and a Director of the Company. Ka-Bar's advances to the Company are sufficient to cover the Company's cash requirements for its present limited level of operations. At present, there is less than one month's cash requirements in the Company's accounts. At such time as negotiations succeed, and only if such negotiations succeed, the Company will need to raise additional funds by sales or exchanges of currently authorized common stock, corporate borrowings and, as applicable, subsidies from public agencies involved in developing Intermodal transportation facilities. There are also several governmental programs which can provide loans, grants or guarantees of Harbour Intermodal's borrowings for capital to help develop Intermodal facilities and for financing the Intermodal Ferry and other capital equipment. These sources will be explored and utilized if available. There can be no assurance that such financing will be available, and if available, on terms acceptable to the Company, and if the Company fails to obtain additional financing, the Company will be materially and adversely affected.

(ii) Summary of product research and Development that the Company will perform for the term of the plan.

	Continuing research is planned to quantify the impact of shifts to intermodal equipment for handling rail and rubber-tired freight shipments and to develop requirements for improved handling. Because the first vessels are expected to operate in US Coastal waters and be financed using Maritime Administration (MARAD) guarantees, Harbour has opted to use a U.S. based naval architect. Harbour has solicited Bureau Vertitas North America, Inc to assist in securing a vessel which will meet Harbour's needs, qualify under the design and safety requirements of the Coast Guard and the Shipping Bureaus and be eligible for MARAD financing guarantees. Bureau Vertitas, headquartered in France, is an international organization specializing in the certification of marine equipment & has extensive experience in the design, management & construction of marine equipment.

	In addition, Harbour Intermodal is discussing a licensing agreement for the propulsion system for this class of vessel. It is planned that Harbour Intermodal would be responsible for contracting for construction of the vessels, as well.

	Other research includes identification of existing and potential locations for interchanges of intermodal traffic with railroads, over-the-road truckers and local delivery draymen.

	Development activities currently underway include discussions and negotiations with other transportation companies, shippers and public agencies directly involved with intermodal transportation in the New York Harbor area.

(iii) Expected purchase or sale of plant and significant equipment.

	If, and only if, the Company's negotiations described above succeed, then the Company plans to acquire plant and equipment. In addition to the agreement for completion of design and construction of the first self-propelled
Intermodal Ferry, specifications are being developed for the home port facility
and equipment.   Discussions are presently underway to secure property rights by purchase or lease at both existing and new locations for the Intermodal System in the greater New York harbor area. This includes design and start of construction of new ferry docking facilities and landside support yards for railroad and rubber-tired equipment. The acquisition cost of the ship ranges from $8 million to $15 million and the cost of the onshore improvements could exceed $10 million.

(iv) Expected significant changes in the number of employees

	Harbour Intermodal currently employs four persons part time, all of whom are officers and/or directors of the company. Harbour plans to hire an additional seven persons, one as a Chief Financial Officer, one as a director of New York Harbour operations, one as marketing/sales manager, and four clerical personnel by December 1998, provided that additional financing is obtained by that time. In the absence of such financing no additional personnel will be added.

	Harbour does utilize consultants and has had detailed discussions with other entities involved in Intermodal transportation, some of which have a cadre of management, technical or operating employees. Harbour Intermodal plans to utilize these resources.

	Harbour Intermodal also has identified and maintains a roster of personnel experienced in management, operations, sales and finance who would be available on short notice for salaried positions or consulting assignments to assist in expanding the Intermodal Ferry operations or in selling the Intermodal Ferries and materials handling equipment.





ITEM 7. FINANCIAL STATEMENTS

	See pages F-1 through F-8.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	During the Company's last five fiscal years and the subsequent interim period, no independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, resigned or was dismissed.

	Philip Kinzel, Certified Public Accountant, has been the Company's auditor for the last five years.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Directors and Executive Officers

Name				Age		Positions Held with the Company

Michael T. Gasparik	73	Director / Chairman of the Board, Chief
Executive and Financial Officer

Richard G. Schoon 	64	Director / Vice Chairman of the Board,
Senior Vice President and Secretary

Michael R. Siavage	51	Director / President

Marcial E. Robiou		46	Director / Treasurer

Victor E. Holmkvist	57	Director /  Senior Vice President of
Strategic Planning



Michael T. Gasparik: (73) Mr. Gasparik is Director, Chairman of the Board, CEO, and Chief Financial Officer of the Company. His terms of office expire May 1997, or such later date that his successor is elected. He has served as Chairman of the Board since the date of its incorporation on March 11, 1974.
He also served as President and Chief Executive Officer from the date of incorporation to March 31, 1993 and from March 5, 1996 to date.

Mr. Gasparik is an industrialist who currently, and for the last five years, is Chairman, President, Director and major stockholder of Digital Diagnostic Corp. and Northeast Surgical Corp. These companies are engaged in Research and Development and / or distribution of electronic or surgical supplies for medical or industrial use. None of these companies are reporting companies.

Mr. Gasparik has been a member of the Board of Directors of the Metro Newark Chamber of Commerce for ten years, Chairman of their Metro Newark Technology Council and founding Vice Chairman / Director of the Essex County Development Corporation (a nonprofit quasi-public corporation).

Mr. Gasparik holds an Engineering Degree from Columbia University and a Law Degree from St. Johns University School of Law. Mr. Gasparik is a member of the Bar of the State of New York.

Richard G. Schoon: (64) Mr. Schoon has served as a Director, Vice Chairman of the Board, Senior Vice President and Secretary and is also the Chairman of the Compensation Committee since February 1994.

Mr. Schoon is currently Senior Vice President and Practice Leader for the Partnership Group, management consultants, a position he assumed on July 1, 1994. From 1981 to 1994 he was President and Chief Executive Officer of the Newark Chamber of Commerce and was responsible for the total operation of the Chamber.

Mr. Schoon is currently, and has been for the past ten years, a Commissioner and Chairman of the Finance Committee of the New Jersey Water Supply Authority and a member of the Executive Committee of the Newark Economic Redevelopment Corporation. He is past Chairman of the World Trade Week Committee of the Port Authority of New York and New Jersey and a Consultant to the Regional Business Partnership of the Chamber of Commerce of the Metro Newark Region.

Mr. Schoon is a graduate of Buena Vista Collage and the Academy for Organization Management at the University of Notre Dame.


Michael R. Siavage: (51) Mr. Siavage has served as a Director and President since March 1996.

Mr. Siavage is currently a Marine Consultant and from 1995 to 1997 served as Vice President Ship Construction and Contract Management for Service Marine Industries, Inc., in Gibson, LA. Service Marine is a builder of casino riverboats and barge platforms in The United States. The Company also builds a variety of barges, crew boats and other vessels and also has a full service repair yard. Mr. Siavage was responsible for production, material control, project management, safety and human resources.

From 1992 to 1995 Mr. Siavage was Vice President and General Counsel for the American Shipbuilding Company. American Shipbuilding is a publicly traded shipbuilding, repair and heavy construction company. Mr. Siavage was responsible for human resources, information systems, safety, risk management, facilities management, labor relations and all legal work.

Prior to 1992 Mr. Siavage has held many professional positions including Executive Vice President, General Counsel and Administrative Officer for Blue Cross & Blue Shield of New Jersey.

Mr. Siavage holds a JD Degree from Seton Hall University Law School and a B.Sc. Degree in Political Science from Rutgers University. Mr. Siavage is a member of the Bar of the State of New Jersey, US District Court for the District of New Jersey and the US Court of Appeals for the Third Circuit.


Marcial E. Robiou: (46) Mr. Robiou has served as a Director since 1996 and was elected Treasurer in 1997.

Mr. Robiou is currently, and since 1996, has been President of the Business Consortium Fund. A Manhattan based national finance company B.C.F. provides contract financing for ethnic minorities and since its 1987 startup has lent out over $150 million. Mr. Robiou is also President of Triad Capital, a start-up company providing venture capital to ethnic minority businesses.

Prior to joining B.C.F. Mr. Robiou served an eight-year term as Senior Vice President of the Metro Newark Chamber of Commerce. During his term Mr. Robiou developed the Greater Newark Business Development Consortium, which became the model for B.C.F. Additional achievements and responsibilities during this period included the management of the James Street Commons Urban Renewal Corporation and programs and activities in the Caribbean and Latin America under the Reagan Administration's Caribbean Basin Initiative.

Mr. Robiou holds a Masters Degree in Public Administration from Rutgers University and additional continuing education credits in economic development from the Universities of Houston and Oklahoma.


Victor E. Holmkvist, PE: (57) Mr. Holmkvist has served as a Director and Senior Vice President of Strategic Planning since 1997.

Mr. Holmkvist is currently, and since 1993 President of Svenski Engineering Service a consulting engineering firm providing services in Civil, Structural and Environmental Engineering and Engineering & Construction Management. Mr. Holmkvist is also the Chief Operating Officer for Innovative Track Fastener Corp., a start-up company developing a new design for a rail fastening system for concrete cross ties & Secretary / Treasurer of Fast Spot, Inc., a start-up company providing new and patented railcar handling equipment.

Prior to 1993 Mr. Holmkvist served as an engineer, project engineer and engineering manager for several corporations, including Foster Wheeler and GAF Chemicals. During this time Mr. Holmkvist was responsible for the design and construction of projects with multi million dollar budgets. In addition Mr. Holmkvist served, on a consulting bases, as municipal engineer for several New York communities.

Mr. Holmkvist holds a BS in Civil Engineering from the New Jersey Institute of Technology and additional graduate and continuing education credits in engineering management and accounting procedures. Mr. Holmkvist is a Registered Professional Engineer in New York & New Jersey and a member of the American Society of Civil Engineers.


ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

	No cash compensation has been paid by the Company to any of its officers and/or directors. It is not anticipated that officers and/or directors will receive direct cash compensation until such time as there is adequate funding to pay such compensation. There are no bonus plans, stock option plans or any other form of incentive compensation plans in effect at this time.

	It is planned to establish a comprehensive plan for executive compensation that will become effective with the execution of agreements for the start of Intermodal operations and/or the sales of equipment.

Compensation of President and Chief Executive Officer

	Michael T. Gasparik, President and Chief Executive Officer, presently serves without either direct compensation or any form of incentive compensation.




SUMMARY COMPENSATION TABLE

					Long Term Compensation
			Annual Compensation	   Awards			 Payouts


     (a)          (b)   (c)    (d)     (e)         (f)   (g)     (h)    (i)
Name and          Year  Salary Bonus Other Annual Stock SARs(#) LTIP   Other
Principal                            Compensation Award        Payouts Comp
Position
Michael T.        1997   $0      $0    $0         None   None    None   None
Gasparik
Chairman          1996   $0      $0    $0         None   None    None   None
of the
Board
President         1995   $0      $0    $0         None   None    None   None
& CEO
Treasurer         1994   $0      $0    $0         None   None    None   None
& CFO



AGGREGATED 1996 OPTION GRANT TABLE

	The Company does not have any option programs for executives at this time.

AGGREGATED OPTIONS EXERCISED TABLE
There are no outstanding options which could be exercised at this time.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The following table sets forth information with respect to the share ownership as of the date of this filing of the Company's common stock by its officers and directors., both individually and as a group, and by the present record and/or beneficial owners of more than 5% of the outstanding amount of such stock:

NAME                                 Number of shares    Percentage of shares
                                          Owned            Owned
Michael T. Gasparik                   8,235,608 (1)       96.84%
37 Bryden Place
Ridgewood, NJ 07450
Director
Chairman of the Board,
President, Chief
Executive
Officer, Treasurer and
Chief Financial Officer

Richard Schoon                          25,000 (2)        0.29%
73 Hull Street
Wakefield, RI 02879
Director
Vice Chairman of the
Board,
Senior Vice President and
Secretary

Michael R. Siavage                      10,000 (2)        0.12%
3196 Mount Zion Road
Stockbridge, GA 30281
Director ,President

Marcial E. Robiou                       10,000 (2)        0.12%
498 Fairview Ave.
Ceder Grove, NJ 07009
Director
Treasurer

Victor E. Holmkvist                     10,000 (2)        0.12%
97 Svenski Road
Montgomery, NY 12549
Director,
Sr. Vice President of
Strategic Planning

Officers and Directors as a Group       8,290,608           97.49%
(5 persons)


(1)7,500,000 shares of the total 8,235,608 shares of Harbour Intermodal, Ltd. controlled by Michael T. Gasparik, reside in the ownership of Ka-bar Medical, Inc., of which Michael T. Gasparik is beneficial owner. Ka-bar Medical, Inc. is controlled by Michael T. Gasparik, who is the majority shareholder, Chairman, Chief Executive Officer and a Director of the Company.
(2)Shares gifted in 1997 by Michael T. Gasparik




ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company is indebted to Ka-bar Medical, Inc. which is solely owned by Michael
T. Gasparik who is also the majority shareholder and Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Director of the Company. At December 31, 1996 & 1997 the Company owed Ka-Bar $59,085 & $94,273 for advances for rent and operating expenses.

There are no other debts or contractual obligations of the Company. The transactions are on terms as favorable as would be obtained with unrelated third parties.





ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits 		 Description
	(3)				Articles of Incorporation and By-Laws:
	(3) (i) (a)			Articles of Incorporation*
	(3) (i) (b)			Amendment to Articles of Incorporation **
	(3) (ii) 			By-Laws*
	(4)				Instruments defining the rights of security
					holders, including indentures:
	(4) (i) (a) 		Specimen Form of $.001 par value common stock*
	(4) (i) (b)			Specimen Form of $.O1 par value common stock**

	*Incorporated by reference from Form 10-SB, dated November 21, 1994,
		file no. 0-25254.
	** Incorporated by reference from Form 10-KSB, dated December 31, 1995,
		SEC File No. 0-25254

(b) Reports on Form 8K

No Form 8-K was filed during the last quarter of the fiscal year covered by this report.

SIGNATURES:

	Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					HARBOUR INTERMODAL,	LTD.
					a Delaware Corporation






Date: March 23'rd, 1998		BY: /s/ Michael T. Gasparik
					Michael T. Gasparik
					Chief Executive Officer
					Director, Chief Financial Officer
					and Accounting Officer
					Chairman, Board of Directors

	                         HARBOUR INTERMODAL, LTD.
	                      (A Development Stage Company)

                        REPORT ON AUDITS OF FINANCIAL STATEMENTS

	                        DECEMBER 31, 1997 AND 1996

                                    (F-1)



INDEPENDENT AUDITORS' REPORT (F-1)



The Board of Directors
Harbour Intermodal, Ltd.



We have audited the accompanying balance sheet of Harbour Intermodal, Ltd. (A
Development Stage Company) as of December 31, 1997.   We have also audited the
statements of operations, stockholders' equity and cash flows for the two years ended December 31, 1997 and the statement of operations and cash flows for the period March 1, 1993 (inception of development stage) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbour Intermodal, Ltd. (A Development Stage Company) at December 31, 1997 and the results of its operations, changes in stockholders' equity and its cash flows for the two years ended December 31, 1997 and the statements of operations and cash flows for the period March 1, 1993 (inception of development stage) to December 31, 1997 in conformity with generally accepted accounting principles.






                                          Kenzel & Co.
                                          Certified Public Accountants


February 27, 1998

                                     (F-2)

                                 HARBOUR INTERMODAL, LTD.
                              (A Development Stage Company)

                                 BALANCE SHEET (F-2)

DECEMBER 31, 1997
ASSETS

Current Assets:
  Cash 									                                       $   4,516

            Total current assets	            										$   4,516

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable	                              						$  21,075
  Due to affiliate (Note 3)						                         94,273

            Total current liabilities				              $ 115,348


Stockholders' Equity: (Deficiency in Assets)
  Common stock (Notes 2 and 4)
    $.01 par value, 20,000,000 shares
    authorized, 8,504,513 issued and
    outstanding								                                 85,045

  Capital in excess of par value			   		                53,955

  Accumulated deficit to
   December 31, 1982 (Note 1)						                   (62,000)
  Deficit accumulated
   during development stage						                    (187,832)
    Total accumulated deficit						                  (249,832)

          Total stockholders' equity
           (deficiency)				  			                     (110,832)

   									                                        	$   4,516


See Accompanying Notes to Financial Statements

                                  (F-3)


                              HARBOUR INTERMODAL, LTD.
                           (A Development Stage Company)

                            STATEMENTS OF OPERATIONS (F3)



									    Period from
									   March 1, 1993
					   For the Years Ended	  (inception of
					      December 31,		  development stage)
					   1997	    1996	 to December 31, 1997

Income					                      $   -0-	      $  -0-		         $  -0-


Operating expenses:
  General and administrative	      23,203	      9,780		          109,999
  Professional fees		               7,660	     12,037             57,833
  Rent				                          4,000	      4,000		           20,000

	Net loss during
	development stage		            $ 34,863      $ 25,817		       $ 187,832

	Net loss per share	             $  (.004)	   $ (.003)

	Weighted average common
	shares outstanding	            8,504,513	    8,504,513


See Accompanying Notes to Financial Statements

                                    (F-4)

                              HARBOUR INTERMODAL, LTD.
                           (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY (F4)


                        						  Common    Stock		 Capital
						                          Number		 in excess
						                            of					 of par   	  Accumulated
						                          Shares		Amount	 value	  Deficit		 Total
Balance at December 31, 1995		8,504,513		$85,045	   $53,955	  $ (189,152)		$ (50,152)

Net loss during development
  stage					                     -  	     	-  	     -     	   (25,817)	  	  (25,817)

Balance at December 31, 1996		8,504,513		$85,045	  $53,955	  $(214,969)		  $(75,969)

Net loss during development
  stage					                     -   	  		 -  	     -     	   (34,863)	    	(34,863)

Balance at December 31, 1997	 8,504,513		$85,045	$53,955	$ (249,832)		$(110,832)

See Accompanying Notes to Financial Statements

                                    (F-5)

                              HARBOUR INTERMODAL, LTD.
                           (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS (F5)

									    Period from
									    March 1, 1993
		 			 For the Years Ended	   (inception of
					     December 31,		  development stage)
					   1997	   1996	  to December 31, 1997
Cash flows from operating
 activities:
Net loss during development
stage					                    $ (34,863)	 $ (25,817)		  $ (187,832)

Non-cash items included in
 net loss:
Increase (decrease) in
  accounts payable		          1,600	      (2,998)        21,075

Cash used in operating
  activities			               (33,263)	   (28,815)		    (166,757)

Cash flows from financing
 activities:
  Advances from related party	   35,188	   31,015		      169,273
  Repayments to related party	      -0-	      -0-	       (75,000)
  Issuance of capital stock
   for indebtedness to related
   party				                        -0-	      -0-		       75,000

  Proceeds from issuance of
   common stock			                  -0-	      -0-		     2,000

  Cash provided by financing
   activities		               	   35,188	   31,015		    171,273

Increase (decrease) in cash	       1,925	    2,200		      4,516

Cash, beginning of period	         2,591	      391		        -0-

Cash, end of period	          	$   4,516	$   2,591		 $    4,516

                                    (F-6)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
  Cash paid for interest	        $ -0-	     $ -0-     		 $ -0-
  Cash paid for income taxes	    $ -0-      $ -0- 	      $ -0-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:

	In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.

See Accompanying Notes to Financial Statements

                                    (F-7)

                              HARBOUR INTERMODAL, LTD.
                          (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS (F-7)

                            DECEMBER 31, 1997 AND 1996


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Harbour Intermodal, Ltd. is a holding company whose goal is to establish a comprehensive regional railroad and railroad car float service throughout New
York Harbor. The Company plans to be both an operator of intermodal services in harbor areas and a supplier of major equipment designed for this purpose.
The Company proposes to expand and augment existing terminal facilities for New York harbor carfloat operations to establish a waterborne rail freight network with intermodal terminals connecting with CONRAIL, New York Susquehanna and Western, Canadian Pacific, Canadian National and the Long Island Rail Road.

	The financial statements have been prepared in accordance with the provision of Statement of Financial Accounting Standards No. 7 - "Accounting and Reporting by Development Stage Enterprise" - which requires development stage companies to employ the same accounting principles as operating companies.

	The Company will continue as a development stage company until its planned principal operations have commenced and there are significant revenue therefrom.

	Operations to date have primarily been meetings and negotiations with parties who currently own and operate portions of the system, potential users of present and expanded services and public agencies concerned with the improvementof rail transportation services and the development of a business
plan. 	In 1993, the Company began its development stage activities.  From 1982
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

	On October 3, 1995, a subsidiary, HILX Transport, Inc. (HILX) was incorporated in New Jersey. There were no transactions for HILX during 1996 or 1997.

	The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                    (F-8)

                           HARBOUR INTERMODAL, LTD.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997 AND 1996
                                 (continued)

2.	HISTORY AND BACKGROUND INFORMATION

	The Company was incorporated as Amega Corporation, a California Corporation on March 13, 1964.

	On March 30, 1973, the Stockholders amended the Articles of Incorporation to change the name of the Corporation from Amega Corporation to Controlled
Energy Systems, Inc. - A California Corporation.

	On October 11, 1974, Controlled Energy Systems, Inc. - A California Corporation merged with and into Controlled Energy Systems, Inc. - A Delaware Corporation

	On June 9, 1986, the Stockholders amended the Articles of Incorporation to change the name of the Corporation from Controlled Energy System, Inc., to Circadian Systems, Inc., and changed the authorized number of shares first, from 10,000,000 shares ($0.01 par value) to 1,000,000 shares ($0.10 par value) and second, from 1,000,000 shares ($0.10 par value) to 300,000,000 shares
($0.0001 par value).

	On March 31, 1993, the Stockholders amended the Articles of Incorporation to change the name of the Corporation from Circadian Systems, Inc. to Harbour Intermodal, Ltd. and decreased the number of authorized shares from 300,000,000 ($0.0001 par value) to 30,000,000 ($0.001 par value).

	Effective December 31, 1995, the Company's Board of Directors with the consent of the majority shareholder decreased the authorized number of shares of the Company's common stock from 30,000,000 share to 20,000,000 shares and increased the par value from .001 per share to .01 per share.

3.	RELATED PARTY TRANSACTIONS

	The Company occupies premises owned by Ka-Bar Medical, Inc. (Ka-Bar) and incurred annual rent expense of $4,000 for those premises in 1997 and 1996. Ka-Bar is controlled by Michael T. Gasparik, who is the majority shareholder,
Chairman, Chief Executive Officer and a Director of the Company.   At December
31, 1997, the Company owed Ka-Bar $94,273 for advances for operating expenses and unpaid rent.

4.	EARNINGS PER SHARE INFORMATION

	Per share information is based on the weighted average number of shares outstanding for the period.

                           HARBOUR INTERMODAL, LTD.
                        (A Development Stage Company)

                           DECEMBER 31, 1997 AND 1996

                         INDEX TO FINANCIAL STATEMENTS



                                                                    Page



Independent Auditor's Report........................................ F-1


Balance Sheet....................................................... F-2


Statement of Operations............................................. F-3


Statement of Stockholders' Equity................................... F-4


Statement of Cash Flows.......................................... F-5 to F-6


Notes to Financial Statements.................................... F-7 to F-8