Form 10QSB
period 1998-03-31
HARBOUR INTERMODAL LTD /DE/
filed 1998-06-17
CIK 933649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10 QSB




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	 March 31, 1998

 Commission file Number 0-25254

HARBOUR INTERMODAL, LTD.
(Exact name of registrant as specified in its charter)

Delaware	22-2061363
(State or other jurisdiction of	(IRS employer
incorporation or organization)  	          identification no.)

1177 McCarter Highway, Newark, New Jersey	07104
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:								 (973) 481-6474


	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X     No _________


	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 8,504,513 Common Shares as of March 31, 1998.

HARBOUR INTERMODAL, LTD.

INDEX

	Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

	Balance Sheet at March 31, 1998(unaudited)	      4

	Statement of Operations for the Three Months Ended March 31, 1998 and 1997 (unaudited) and the period from March 1, 1993 (inception ofDevelopment Stage)
        To March 31, 1998 (unaudited)	                     5

	Statement of Cash Flows for the Three Months Ended March 31, 1998 and 1997 (unaudited) and the period from March 1, 1993 (inception of Development Stage)
	to March 31, 1998 (unaudited)	                     6

	Notes to Financial Statements (unaudited)	     7


Item 2.	Management's Discussion and Analysis or Plan of
        Operations	                                     8


PART II.  Other Information, As Applicable


Item 6.	Exhibits and Reports on Form 8-K

		a. Exhibit	                           10

		b. Reports on Form 8-K	                   10

Signature Page                                             11

		HARBOUR INTERMODAL, LTD.
		(A Development Stage Company)
		BALANCE SHEET

		MARCH 31, 1998

ASSETS

	Current Assets:
	  Cash 	$   475

	            Total current assets	$    475







	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

	Current Liabilities:
	  Accounts payable	$  21,885
	  Due to affiliate	   97,189

	            Total current liabilities	$ 119,074


	Stockholders' Equity: (Deficiency in Assets)
	  Common stock
	    $.01 par value, 20,000,000 shares
	    authorized, 8,504,513 issued and
	    outstanding	   85,045

	  Capital in excess of par value	   53,955

	  Accumulated deficit to
	   December 31, 1982 (Note A)	  (62,000)
	  Deficit accumulated
	   during development stage	 (195,599)

	    Total accumulated deficit	 (257,599)

	          Total stockholders' equity
	           (deficiency)	  (118,599)


		$      475

See Accompanying Notes to Financial Statements

	HARBOUR INTERMODAL, LTD.
	(A Development Stage Company)
		STATEMENTS OF OPERATIONS
<CAPTIONS>

				       							            Period from
					              March 1, 1993
		For the Three Months Ended	      (inception of
		        March 31,	              development stage)
	   		1998	    1997	      to March 31, 1998
Income	 		$ -0-	    $ -0-		$ -0-

Operating expenses:
  General and
  administrative	 5,724	    4,638	         115,723
  Professional fees	 1,043	    4,200	          58,876
  Rent	     		1,000	    1,000	          21,000

Net loss during
  development stage	 $   7,767	$   9,838     $  195,599

Net loss per share	 $   (.001)	$   (.001)

Weighted average common
shares outstanding	 8,504,513	8,504,513

	See Accompanying Notes to Financial Statements


	HARBOUR INTERMODAL, LTD.
	(A Development Stage Company)

		STATEMENTS OF CASH FLOWS




				          			Period from
				           			March 1, 1993
	              For the Three Months Ended	      (inception of
	                March 31,                             development stage)
	               1998	            1997	      to March 31, 1998
Cash flows from operating
activities:     	-0-                  -0-                 -0-

Net loss during development
stage	       	    $  (7,767)  	  $  (9,838)	      $ (195,599)

Non-cash items included in
net loss:
Increase in accounts payable  810	      3,791	          21,885

Cash used in operating
activities	               (6,957)	     (6,047)	         173,714


Cash flows from financing
activities:
Advances from related party     2,916	      7,351	       172,189
Repayments to related party	 -             -              (75,000)
Issuance of capital stock
for indebtedness to related
party   			 -              -               75,000

Proceeds from issuance of
common stock	                  -0-	       -0-  	         2,000

Cash provided by financing
activities	                 2,916        7,351		174,189

Increase (decrease) in cash	 (4,041		 1,304	  	475

Cash, beginning of period	 4,516	         2,591		  -0-

Cash, end of period	         $  475	     $   3,895        $  475


SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid for interest   	$     -0-	$   -0-		  $  -0-
Cash paid for income taxes	$     -0-	$   -0-	 	  $  -0-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.

See Accompanying Notes to Financial Statements

		HARBOUR INTERMODAL, LTD.
		(A Development Stage Company)

		NOTES TO FINANCIAL STATEMENTS

		THREE MONTHS ENDED MARCH 31, 1998



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

NOTE B - EARNING PER SHARE

Earnings per share have been computed on the basis of the average number of common shares outstanding. Average number of shares outstanding and per share amounts have been restated to reflect a one for ten reverse stock split authorized on March 5, 1996.

NOTE C - COMMITMENT AND CONTINGENCIES

The Company is not a party to any contractual agreements.

The Company is not engaged in any pending or threatened legal proceedings nor is it aware of any threatened litigation.

ITEM 2.	MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Overview

	The statements contained in this 10-QSB for the quarterly period ended March 31, 1998 that are not historical facts are forward-looking statements. The Company cautions readers of this document that a number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any such forward-looking statements.
These important factors and other factors which could affect the Company's results are more fully discussed in the Company's 10-KSB for the fiscal year ended December 31, 1997 and dated March 19, 1998, and elsewhere in the Company's filings with the Securities and Exchange Commission. Readers of this document are referred to such filings.

Discussion of how long the Company can satisfy cash requirements and whether it will have to raise additional funds.

	To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows and expects additional losses for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and it will have to raise additional funds for the next fiscal period of 1998. At March 31, 1998 the company had an accumulated deficit of $257,599. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term,revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

	As of March 31,1998, the Company had unrestricted cash on hand of $475. The Company has no credit facility with any lending institution. The
Company has,from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

	The Company's cash requirements are met through cash advances from Ka-Bar Medical, Inc. ("Ka-Bar"). Ka-Bar is controlled by Michael T. Gasparik, who is the majority shareholder, Chairman and a Director of the Company.



	Ka-Bar's advances to the Company are sufficient to cover the Company's cash requirements for its present limited level of operations. At present, there is less than one month's cash requirements in the Company's accounts.
At such time as negotiations succeed, and only if such negotiations succeed, the Company will raise additional funds by sales or exchanges of currently authorized common stock, corporate borrowings and, as applicable, subsidies from public agencies involved in developing intermodal transportation facilities. There are also several governmental programs which can provide loans, grants or guarantees of Harbour Intermodal's borrowings for capital to help develop intermodal facilities and for financing the Intermodal Ferry and other capital equipment. There can be no assurance that such financing will be available, and if available, on terms acceptable to the Company, and if the Company fails to obtain additional financing, the Company will be materially and adversely affected.

Summary of product research and Development that the Company will perform for the term of the plan.

	Continuing research is planned to quantify the impact of shifts to intermodal equipment for handling rail and rubber-tired freight shipments and to develop requirements for improved handling. Because the first vessels are expected to operate in US Coastal waters and be financed using Maritime Administration (MARAD) guarantees, Harbour has opted to use a U.S. based naval architect. Harbour has solicited Bureau Vertitas North America, Inc to assist in securing a vessel which will meet Harbour's needs, qualify under the design and safety requirements of the Coast Guard and the Shipping Bureaus and be eligible for MARAD financing guarantees Bureau Vertitas, headquartered in France, is an international organization specializing in the certification of marine equipment & has extensive experience in the design, management & construction of marine equipment.

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

PART II
OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

		(a) 	Exhibits

			None.

		(b)	Reports on Form 8-K

		No reports on Form 8-K were filed during the quarter ended
                 March 31, 1997.


SIGNATURES:

		Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						(Registrant)






	Date:	May 14, 1998	        Michael T. Gasparik

                                        Harbour Intermodal, LTD.
					Director
					Chairman-Chief Executive Officer
					Chief Financial Officer
					Chief Accounting Officer