Form 10QSB
period 1998-06-30
HARBOUR INTERMODAL LTD /DE/
filed 1998-08-12
CIK 933649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10 QSB




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	 June 30, 1998

 Commission file Number 0-25254

HARBOUR INTERMODAL, LTD.
(Exact name of registrant as specified in its charter)

Delaware	22-2061363
(State or other jurisdiction of	(IRS employer
incorporation or organization)  	          identification no.)

1177 McCarter Highway, Newark, New Jersey	07104
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:								 (973) 481-6474


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

HARBOUR INTERMODAL, LTD.

INDEX

	Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

	Balance Sheet at March 31, 1998(unaudited)	      4

	Statement of Operations for the Three Months Ended June 30, 1998 and 1997 (unaudited) and the period from March 1, 1993 (inception ofDevelopment Stage)
        To June 30, 1998 (unaudited)	                     5

	Statement of Cash Flows for the Three Months Ended June 30, 1998 and 1997 (unaudited) and the period from March 1, 1993 (inception of Development Stage)
	to June 30, 1998 (unaudited)	                     6

	Notes to Financial Statements (unaudited)	     7


Item 2.	Management's Discussion and Analysis or Plan of
        Operations	                                     8


PART II.  Other Information, As Applicable


Item 6.	Exhibits and Reports on Form 8-K

		a. Exhibit	                           10

		b. Reports on Form 8-K	                   10

Signature Page                                             11

		HARBOUR INTERMODAL, LTD.
		(A Development Stage Company)
		BALANCE SHEET

		June 30, 1998

ASSETS

	Current Assets:
	  Cash 	$   411

	            Total current assets	$    411







	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

	Current Liabilities:
	  Accounts payable	$  21,148
	  Due to affiliate	$ 104,454

	            Total current liabilities	$ 125,602


	Stockholders' Equity: (Deficiency in Assets)
	  Common stock
	    $.01 par value, 20,000,000 shares
	    authorized, 8,504,513 issued and
	    outstanding	   85,045

	  Capital in excess of par value	   53,955

	  Accumulated deficit to
	   December 31, 1982 (Note A)	  (62,000)
	  Deficit accumulated
	   during development stage	 (202,191)

	    Total accumulated deficit	 (264,191)

	          Total stockholders' equity
	           (deficiency)	  (125,191)


		$      411

See Accompanying Notes to Financial Statements

	HARBOUR INTERMODAL, LTD.
	(A Development Stage Company)
		STATEMENTS OF OPERATIONS
<CAPTIONS>

				       	    						                                 Period from
					                                                 March 1, 1993
		       Three Months Ended	     Six Months Ended    (inception of
		             June 30,	             June 30,       development stage)
  	   	    	1998	    1997	       1998     1997       to June 30, 1998
Income    	$ -0-	   $ -0-	    	$ -0-     $ -0-           $ -0-

Operating expenses:
  General
  & admin.   5,386    6,708     11,110   11,346          115,723
  Prof. fees   206      600      1,249    4,800           59,082
  Rent	     	2,000	   1,000	     2,000    2,000           22,000

Net loss during
  development
  stage	  $ 7,592   $ 8,308    $ 14,359  $18,146       $ 202,191

Net loss
per share $(.00089) $(.00097)  $(.00169) $(.00213)

Weighted average common shares
outstanding 8,504,513 8,504,513 8,504,513 8,504,513

	See Accompanying Notes to Financial Statements


	HARBOUR INTERMODAL, LTD.
	(A Development Stage Company)

		STATEMENTS OF CASH FLOWS




                                        				          			Period from
				                                                 			March 1, 1993
	               For the six Months Ended	               (inception of
	                       June 30,                      development stage)
	                   1998	          1997                to June 30, 1998
Cash flows from operating
activities:         	-0-            -0-                   -0-

Net loss during development
stage	       	    $(14,359)  	   $(18,146)	             $(202,191)

Non-cash items included in net loss:
Increase in accounts
payable              73            3,791	                 21,148

Cash used in operating
activities	        (14,286)	      (14,355)	              (181,043)


Cash flows from financing activities:
Advances from
related party      10,181          16,402                 179,454
Repayments to
related party         -              -                    (75,000)
Issuance of capital stock
for indebtedness to related
party   		          	 -              -                     75,000

Proceeds from issuance of
common stock	        -0-            -0-  	                  2,000

Cash provided by financing
activities	        10,181          16,402                  181,454

Increase (decrease)
in cash	           (4,105)		        2,047                     	411

Cash, beginning
of period           4,516	          2,591		                   -0-

Cash, end of period	$ 411         $ 4,638                    $ 411


SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid for interest -0-          -0-		                     -0-
Cash paid for
income taxes	          -0-	         -0- 	                     -0-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.

See Accompanying Notes to Financial Statements

		HARBOUR INTERMODAL, LTD.
		(A Development Stage Company)

		NOTES TO FINANCIAL STATEMENTS

		SIX MONTHS ENDED JUNE 30, 1998



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

Plan of Operation

Overview

	The statements contained in this 10-QSB for the quarterly period ended June 30, 1998 that are not historical facts are forward-looking statements. The Company cautions readers of this document that a number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any such forward-looking statements.
These important factors and other factors which could affect the Company's results are more fully discussed in the Company's 10-KSB for the fiscal year ended December 31, 1997 and dated March 19, 1998, and elsewhere in the Company's filings with the Securities and Exchange Commission. Readers of this document are referred to such filings.

Discussion of how long the Company can satisfy cash requirements and whether it will have to raise additional funds.

	To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows and expects additional losses for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and it will have to raise additional funds for the next fiscal period of 1998. At June 30, 1998 the company had an accumulated deficit of $264,191. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term,revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

	As of June 30,1998, the Company had unrestricted cash on hand of $411. The Company has no credit facility with any lending institution. The
Company has,from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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

		No reports on Form 8-K were filed during the quarter ended
                 June 30, 1997.


SIGNATURES:

		Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						(Registrant)






	Date:	Aug. 12, 1998	                    Michael T. Gasparik

                                        Harbour Intermodal, LTD.
				                                         	Director
				                                 	Chairman-Chief Executive Officer
			                                    		Chief Financial Officer
				                                    	Chief Accounting Officer