Form 10QSB
period 1998-06-30
HARBOUR INTERMODAL LTD /DE/
filed 1998-08-12
CIK 933649

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

        Yes    X     No _________


	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 8,504,513 Common Shares as of June 30, 1998.

HARBOUR INTERMODAL, LTD.

INDEX

	Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

	Balance Sheet at June 30, 1998(unaudited)	                    4

	Statement of Operations for the Three Months Ended
	June 30, 1998 and 1997 (unaudited) and the period
        from March 1, 1993 (inception of Development Stage)
        To June 30, 1998 (unaudited)	                           5

	Statement of Cash Flows for the Three Months Ended
        June 30, 1998 and 1997 (unaudited) and the period
        from March 1, 1993 (inception of Development Stage)
	to June 30, 1998 (unaudited)	                                  6

	Notes to Financial Statements (unaudited)	                     7


Item 2.	Management's Discussion and Analysis or Plan of
        Operations	                                              8


PART II.  Other Information, As Applicable


Item 6.	Exhibits and Reports on Form 8-K

		a. Exhibit	                                                    10

		b. Reports on Form 8-K	                                        10

Signature Page                                                   11

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


		$      411

See Accompanying Notes to Financial Statements

	HARBOUR INTERMODAL, LTD.
	(A Development Stage Company)
		STATEMENTS OF OPERATIONS
<CAPTIONS>

      				       							                                     Period from
					                                                       March 1, 1993
     	         	 Three Months Ended    Six Months Ended       (inception of
		                   June 30,             June 30,	         development stage)
	   	             	1998	    1997	      1998       1997       to June 30, 1998
Income	          		$ 0      $ 0        $ 0        $ 0            $ 0

Operating expenses:
  General and
  administrative	  5,386    6,078     11,110     11,346         121,109
  Prof. fees         206      600      1,249      4,800          59,082
  Rent	     	     	2,000	   1,000      2,000      2,000          22,000

Net loss during
development stage $(7,592)  $(8,308)  $(14,359)  $(18,146)     $(202,191)

Net loss per share $(.00089)	$(.00097) $(.00169)  $(.00213)

Weighted average common
shares outstanding	8,504,513 	8,504,513 8,504,513 8,504,513

	See Accompanying Notes to Financial Statements


	HARBOUR INTERMODAL, LTD.
	(A Development Stage Company)

		STATEMENTS OF CASH FLOWS




                                              				          			Period from
				                                                       			March 1, 1993
     	                     For the Six Months Ended	         (inception of
	                                  June 30,                development stage)
	                             1998	        1997            to June 30, 1998
Cash flows from operating
activities:                   	0            0                     0

Net loss during development
stage	       	             $(14,359)    $(18,146)	            $(202,191)

Non-cash items included in
net loss:
Increase in accounts payable     73        3,791	                21,148

Cash used in operating
activities	                 (14,268)	     (14,355)	            (181,043)


Cash flows from financing
activities:
Advances from related party  10,181        16,402               179,454
Repayments to related party	    0             0                 (75,000)
Issuance of capital stock
for indebtedness to related
party   			                     0             0                  75,000

Proceeds from issuance of
common stock	                   0             0         	         2,000

Cash provided by financing
activities	                   10,181        16,402              181,454

Increase (decrease) in cash	  (4,105)        2,047              	  	411

Cash, beginning of period	     4,516	        2,591                  0

Cash, end of period	          $  411        $4,638               $  411


SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid for interest           0             0                    0
Cash paid for income taxes	      0             0 	                  0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.

See Accompanying Notes to Financial Statements

		HARBOUR INTERMODAL, LTD.
		(A Development Stage Company)

		NOTES TO FINANCIAL STATEMENTS

		THREE MONTHS ENDED June 30, 1998



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

	As of June 30, 1998, the Company had unrestricted cash on hand of $411. The Company has no credit facility with any lending institution. The
Company has,from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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

						(Registrant)






	Date:	August 12, 1998	                  Michael T. Gasparik

                                        Harbour Intermodal, LTD.
			                                   		Director
	                                   				Chairman-Chief Executive Officer
			                                    	Chief Financial Officer
			                                   		Chief Accounting Officer