Form 10QSB
period 1998-09-30
HARBOUR INTERMODAL LTD /DE/
filed 1998-11-06
CIK 933649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10 QSB




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	 Sept. 30, 1998

 Commission file Number 0-25254

HARBOUR INTERMODAL, LTD.
(Exact name of registrant as specified in its charter)

Delaware	22-2061363
(State or other jurisdiction of	(IRS employer
incorporation or organization)  	          identification no.)

1177 McCarter Highway, Newark, New Jersey	07104
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:								 (973) 481-6474


	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X     No _________


	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 8,504,513 Common Shares as of Sept. 30, 1998.

HARBOUR INTERMODAL, LTD.

INDEX

	Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

	Balance Sheet at Sept. 30, 1998(unaudited)	                    4

	Statement of Operations for the Three Months Ended
	Sept. 30, 1998 and 1997 (unaudited) and the period
        from March 1, 1993 (inception of Development Stage)
        To Sept. 30, 1998 (unaudited)	                           5

	Statement of Cash Flows for the Three Months Ended
        Sept. 30, 1998 and 1997 (unaudited) and the period
        from March 1, 1993 (inception of Development Stage)
	       to Sept. 30, 1998 (unaudited)	                           6

	Notes to Financial Statements (unaudited)	                     7


Item 2.	Management's Discussion and Analysis or Plan of
        Operations	                                              8


PART II.  Other Information, As Applicable


Item 6.	Exhibits and Reports on Form 8-K

		a. Exhibit	                                                    10

		b. Reports on Form 8-K	                                        10

Signature Page                                                   11

		HARBOUR INTERMODAL, LTD.
		(A Development Stage Company)
		BALANCE SHEET

		Sept. 30, 1998

ASSETS

	Current Assets:
	  Cash 	$   138

	            Total current assets	$    138







	LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

	Current Liabilities:
	  Accounts payable	$  23,445
	  Due to affiliate	$ 117,377

	            Total current liabilities	$ 140,822


	Stockholders' Equity: (Deficiency in Assets)
	  Common stock
	    $.01 par value, 20,000,000 shares
	    authorized, 8,504,513 issued and
	    outstanding	   85,045

	  Capital in excess of par value	   53,955

	  Accumulated deficit to
	   December 31, 1982 (Note A)	  (62,000)
	  Deficit accumulated
	   during development stage	 (217,684)

	    Total accumulated deficit	 (279,684)

	          Total stockholders' equity
	           (deficiency)	  (140,684)


		$      138

See Accompanying Notes to Financial Statements

	HARBOUR INTERMODAL, LTD.
	(A Development Stage Company)
		STATEMENTS OF OPERATIONS
<CAPTIONS>

      				       							                                     Period from
					                                                       March 1, 1993
     	         	 Three Months Ended    Nine Months Ended       (inception of
		                   Sept. 30,             Sept. 30,	         development stage)
	   	             	1998	    1997	      1998       1997       to Sept. 30, 1998
Income	          		$ 0      $ 0        $ 0        $ 0            $ 0

Operating expenses:
  General and
  administrative	  3,893    13,040     18,003     24,386         128,002
  Prof. fees       7,600     1,860      8,849      6,660          66,682
  Rent	     	     	1,000	    1,000      3,000      3,000          23,000

Net loss during
development stage $(15,493)  $(15,900)  $(29,852)  $(34,046)     $(217,684)

Net loss per share $(.00182)	$(.00182) $(.00351)  $(.00400)

Weighted average common
shares outstanding	8,504,513 	8,504,513 8,504,513 8,504,513

	See Accompanying Notes to Financial Statements


	HARBOUR INTERMODAL, LTD.
	(A Development Stage Company)

		STATEMENTS OF CASH FLOWS




                                              				          			Period from
				                                                       			March 1, 1993
     	                     For the Nine Months Ended	         (inception of
	                                  Sept. 30,                development stage)
	                             1998	        1997            to Sept. 30, 1998
Cash flows from operating
activities:                   	0            0                     0

Net loss during development
stage	       	             $(29,852)    $(34,046)	            $(217,684)

Non-cash items included in
net loss:
Increase in accounts payable   2,370        4,582                23,445

Cash used in operating
activities	                 (27,482)	     (29,464)	            (194,239)


Cash flows from financing
activities:
Advances from related party  23,104        27,688               192,377
Repayments to related party	    0             0                 (75,000)
Issuance of capital stock
for indebtedness to related
party   			                     0             0                  75,000

Proceeds from issuance of
common stock	                   0             0         	         2,000

Cash provided by financing
activities	                   23,104        27,688              194,377

Increase (decrease) in cash	  (4,378)       (1,776)              	  138

Cash, beginning of period	     4,516	        2,591                  0

Cash, end of period	          $  138        $  815               $  138


SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid for interest           0             0                    0
Cash paid for income taxes	      0             0 	                  0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.

See Accompanying Notes to Financial Statements

		HARBOUR INTERMODAL, LTD.
		(A Development Stage Company)

		NOTES TO FINANCIAL STATEMENTS

		THREE MONTHS ENDED Sept. 30, 1998



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

Plan of Operation

Overview

	The statements contained in this 10-QSB for the quarterly period ended Sept. 30, 1998 that are not historical facts are forward-looking statements. The Company cautions readers of this document that a number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any such forward-looking statements.
These important factors and other factors which could affect the Company's results are more fully discussed in the Company's 10-KSB for the fiscal year ended December 31, 1997 and dated March 19, 1998, and elsewhere in the Company's filings with the Securities and Exchange Commission. Readers of this document are referred to such filings.

Discussion of how long the Company can satisfy cash requirements and whether it will have to raise additional funds.

	To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows and expects additional losses for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and it will have to raise additional funds for the next fiscal period of 1998. At Sept. 30, 1998 the company had an accumulated deficit of $279,684. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term,revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

	As of Sept. 30, 1998, the Company had unrestricted cash on hand of $138. The Company has no credit facility with any lending institution. The
Company has,from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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

		No reports on Form 8-K were filed during the quarter ended
                 Sept. 30, 1998.


SIGNATURES:

		Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						(Registrant)






	Date:	November 06, 1998	                  Michael T. Gasparik

                                        Harbour Intermodal, LTD.
			                                   		Director
	                                   				Chairman-Chief Executive Officer
			                                    	Chief Financial Officer
			                                   		Chief Accounting Officer