Form 10KSB
period 1998-12-31
HARBOUR INTERMODAL LTD /DE/
filed 1999-04-06
CIK 933649

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)
[X]  	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 1998
[ ] Transition report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934
	For the transition period from _____ to ____
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the average of the ask ($1.00) and bid ($0.437) prices of the Company's common stock, for the week ended December 31, 1998, is approximately $451,554 based upon the 628,905 shares of the Registrant's common stock held by non-affiliates. (1)

The number of shares outstanding is 8,504,513 shares, of the one class of common stock, of par value $0.01, as of December 31, 1998.

(1) "Affiliates" solely for purpose of this item refers to those persons who, during the three months preceding the filing of this Form 10-KSB were officers or directors of the Company and/or beneficial owners of 5% or more of the Company's outstanding stock.

Documents Incorporated By Reference  None.

                              TABLE OF CONTENTS
                                                                            Page
ITEM 1: DESCRIPTION OF BUSINESS:...............................................4
ITEM 2: PROPERTIES:...........................................................11
ITEM 3. LEGAL PROCEEDINGS.....................................................12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................12
ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY  AND RELATED STOCKHOLDER MATTERS...12
ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:............13
ITEM 7. FINANCIAL STATEMENTS..................................................15
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................15
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..........16
ITEM 10. EXECUTIVE COMPENSATION...............................................18
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......19
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:......................20
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................21
      SIGNATURES:.............................................................22
      REPORT ON AUDITS OF FINANCIAL STATEMENTS................................24
      INDEPENDENT AUDITORS' REPORT (F-1)......................................25
      BALANCE SHEET (F-2).....................................................26
      STATEMENTS OF OPERATIONS (F3)...........................................27
      STATEMENT OF STOCKHOLDERS' EQUITY (F4)..................................28
      STATEMENTS OF CASH FLOWS (F5)...........................................29
      NOTES TO FINANCIAL STATEMENTS (F-7).....................................31
      INDEX TO FINANCIAL STATEMENTS...........................................33

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

	Harbour Intermodal plans to provide overall management and will also be responsible for securing the necessary financing, facilities and equipment. A minimum of a one to three-year period will be required to complete contractual arrangements, construct facilities and secure equipment and develop projected traffic volumes. Harbour Intermodal anticipates beginning limited operations during the coming year.

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

	Terms used in describing the characteristics of the Intermodal transportation of freight are listed below:

Backhaul: Return transportation movement, usually at less revenue than the original move. To move a shipment back over part of a route already traveled.
Bogie: A set of highway wheels built specifically to be used as rear wheels under the container. Also an overseas term for a railroad car "truck" or wheel assembly.
Boxcar:  An enclosed railcar, typically 40 to 50 feet long, used for packaged freight and some bulk commodities.
Breakbulk: To reduce a large shipment of a single commodity to many small shipments, which are then dispersed to various buyers.
Bulk Transfer Facility: A facility for transferring liquid or solid bulk commodities, such as petroleum or gravel, between transport modes, typically between rail and truck. (See also "Transloading").
Carfloat: A barge with a railtrack fixed to the deck for carrying rail cars across a body of water. Typically, the carfloat is towed by a tugboat.
Chassis: A special trailer or undercarriage on which containers are moved over-the-road by truck.
Classification Yard: A railroad terminal area where train units are assembled (as opposed to an intermodal yard).
C.O.F.C. (Container-on-Flatcar): The transport of containers on railroad flatcars, either single-stack or double-stack.
Container: A box for transporting cargo, constructed with varying dimensions to with stand shipment conditions in transportation. (See TEU).
Drayage: Transporting freight by truck, typically within short distances. Float Bridge: A transfer bridge for rolling rail cars on and off carfloats to a railyard.
Freight Forwarder: Individual/company that accepts shipments and consolidates them into truckloads. An agent who helps expedite shipments by preparing necessary documents and making other arrangements for moving freight.
Intelligent Transportation Systems (ITS): A generic term for advanced technology applications that provide real-time monitoring and information to enable the more efficient and safer use of transportation systems, such as highways.
Intermodal: As broadly defined within the commercial transportation industry, the transfer of freight between and among all modes involved in general cargo transportation (e.g., ship, rail, and truck).  This term is also commonly used to mean the movement of passengers between transportation modes (e.g.., from train to bus).
Intermodal Yard: A rail facility designed to accommodate intermodal transfers with trucks and containers.
Intermodal Surface Transportation Efficiency Act of 1991 (ISTEA):
The landmark federal transportation legislation that implemented broad changes in the way transportation planning and funding decision are made. ISTEA and its successor, TEA-21, emphasize use of a diversity and balanced of modes and the preservation of existing systems over the construction of new facilities, especially roadways.
Level of Service:   A measure of the quality of operation of a
transportation facility, with Level of Service "A" being very good operation with little traffic delays, and Level of Service "F" being severely congested operation with large traffic delays.
MIS: A Major Investment Study is a federal process for identifying, evaluating and selecting transportation alternatives that address specific problems.
Modal Split:  The relative use of the modes of transportation;
the statistics used include ton-miles, passenger-miles, and revenue.
Multimodal: Using more than one transportation mode to move a load of goods.
Pallet: A platform on which cargo is loaded, which can be stacked and be handled by forklift or sling, usually constructed of wood.
Piggyback: The hauling of road vehicles and containers on wheels or railroad flatcars.
Railhead: End of the railroad line or point in the area of operations at which cargo is loaded and unloaded.
Reefer (Refrigerated container): A specialized container that holds perishable goods at controlled temperatures.
Road Railer: A specialized truck chassis that either has retractable rail wheels or is lifted onto bogies which allows it to operate directly on rail.
Roll-on/Roll-off (ro/ro): A specially constructed ship that allows cargo to be rolled in and out doors on wheeled loading devices or under the cargo's own propulsion, such as motor vehicles.
TEU: Twenty-foot equivalent unit. A standard unit for counting containers of various lengths. One standard 40-foot container equals two TEU's.
T.O.F.C. (Trailer-on-Flatcar): A transportation arrangement in which a truck trailer is moved by train to a destination. Also called "Piggybacking".
Trailer: The truck unit which carries freight in a tractor-trailer combination. Trailers are commonly seen as the cargo unit of an "18-wheeler" or five-axle "truck".
Transportation System Management (TSM): A term for methods to improve the operation of a transportation system without expanding capacity.
Transloading: The practice of breaking (transferring) bulk shipments from the vehicle/container of one mode to that of another at one or a series of terminal interchange points.

Market for Intermodal Services in the Greater New York Harbor Area

	The Greater New York Harbor area is a particularly attractive area for developing local intermodal transportation services. The area, itself, is divided into two halves by the Hudson River and Upper New York Bay. All of the major rail and highway routes from the west and south approach the area from the westerly side. The four principal railroads, Norfolk Southern, CSX, New York Susquehanna & Western and Canadian Pacific/D&H also have their major terminals on the westerly side. CSX does have a route from the midwest and far west which connects at Selkirk, just south of Albany, with a route into the New York area via the east side of the Hudson River, but scheduling conflicts with AMTRAK and Metro-North passenger services, limited clearances and inadequate terminal facilities reduce its usefulness. The Surface Transportation Board (STB), as part of the approval of the Norfolk Southern and CSX buyout of Conrail, has required CSX to grant access to Canadian Pacific via the east side of the Hudson. To date, no agreement has been reached between the railroads and the matter is pending future STB directives.

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

	Harbour's work to date in analyzing existing traffic data, locations within the harbor suitable for intermodal ferry facilities and intermodal ferry design places it in a position to compete for the implementation of intermodal freight ferry services. Although there are no assurances that any relationship will develop, Harbour's proposed routes duplicate or are very close to those developed by The Port Authority's concepts for waterborne transportation routes as a part of the overall network of intermodal rail and truck services being developed. Extensive computer modeling by Harbour has shown the viability of high speed cross harbor freight movement incorporating the freight studies of the NYEDC and the Port Authority of NY & NJ. The model demonstrates an excellent potential business opportunity.




Market for Intermodal Equipment

	The equipment and operating methodology for handling intermodal shipments is a developing field, worldwide. The shift from handling individual units, palletized packages and bulk shipments to containerized shipments has revolutionized the shipping industry. New ships being built can accommodate over 6,000 twenty foot equivalents (TEU'S) or 3,000 forty foot equivalents (FEU'S). New vessels are being designed to accommodate 8,000 TEU's. Ports and land transportation facilities have had to adapt to the change. Currently, there are still major areas in the larger ports where new equipment and techniques are needed to handle the large number of containers which must be ready for loading aboard the container ships and a similar number to be unloaded and distributed with a minimum of delay.


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

	Harbour Intermodal has already defined the requirements and developed a schematic design for a new self-propelled Intermodal Ferry for rail cars, rubber-tired trailers, grounded containers or a mix of these three types of equipment. The vessel is identified as HILX 404 Class Intermodal Ferry and is being designed to accommodate four to seven rows of railroad cars or rows of highway equipment or forty-foot containers stacked two high or a combination of the three types of equipment. The overall length of the HILX 404 Class Intermodal Ferry will be 350-400 feet in length to accommodate five-well articulated container cars that must be handled as a unit.


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



Competitive Business Conditions

	In general the Company's intermodal services will be sold in competitive markets to customers who are sophisticated and demanding concerning price, performance and quality. These intermodal services are sold in competition with other independent rail freight, barge and trucking operators. These operators may have substantial financial resources and technological capabilities, greater than the resources than the Company. Currently up to 98% of the freight traffic into or crossing New York City is on trucks.
There can be no assurance that the Company will be able to compete successfully against such operators.

	Similarly, the Company's vessels and materials handling equipment will be sold in competitive markets to customers who are sophisticated concerning price, performance and quality. This equipment will be sold in competition with domestic and foreign suppliers who have greater resources and capabilities than the Company and there can be no assurance that the Company will be able to successfully compete.


	Likewise there can be no assurance that the Company's consulting services available to outside parties will be in demand or can be profitably marketed.


Patents Trademarks, Licenses and Franchises

	The Company believes that there are no proprietary design features or techniques required in the design and construction of the HILX Class 404 vessels.

	The Company has no patents, trademarks, franchises, concessions, royalty agreements or labor contracts. The Company has a license agreement with Fast Spot, Inc. to use certain patented and proprietary equipment to load, unload & handle railcars in the most efficient manner.


Need for Governmental Approval

	The company will fall under a variety of regulatory agencies in the normal course of business including: zoning, environmental, construction permits, Coast Guard and Corps of Engineers oversight, shipping bureau review of vessel designs and other similar regulations. The Company believes that there will be no extraordinary regulatory problems related either to its proposed operations or in the design, construction and sale of vessels and heavy materials handling equipment.

Governmental Regulations

	All of the Company's transportation operations within the port of New York area and to and from locations beyond the port, formerly subject to regulation by the Interstate Commerce Commission ("ICC"), are now regulated by the United States Department of Transportation, Federal Highway Administration's Office of Motor Carriers and the U.S. Coast Guard. These agencies retain the right to regulate entry and also sales of existing transportation entities to new owners.

	The Company, through its subsidiary, HILX Transport, Inc., has filed with the ICC (now USDOT-FHA/OMC) for common carrier operating certification. This filing currently is inactive.


Research and Development

	Research is planned to quantify the impact of shifts to intermodal equipment for handling grounded containers, rail and rubber-tired freight shipments and to develop requirements for improved handling. Because the first vessels are expected to operate in US Coastal waters and be financed using Maritime Administration (MARAD) guarantees, Harbour will use a U.S. based naval architect. Harbour has solicited several competent naval architect ands engineering firms to assist in securing a vessel which will meet Harbour's needs, qualify under the design and safety requirements of the Coast Guard and the Shipping Bureaus and be eligible for MARAD financing guarantees. Harbour is reviewing proposals from several firms at this time and anticipates the selection will be made and design and construction will begin this during this fiscal year.


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



ITEM 2: PROPERTIES:

	Harbour Intermodal currently has no employees. Officers and/or directors of the company serve on a voluntary basis until sufficient capitalization is realized. Additional personnel will be added as needed.

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




PART II


ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

(a) Market Information - The principal US market in which the Company's Common Shares (all of which are of one class, $.O1 par value Common Stock) are traded is the Over-The-Counter Bulletin Board (OTC-BB) market. During the 1997 and
1998 calendar year period, the aforesaid securities were traded or quoted on the automated quotation system on the OTC Bulletin Board. The symbol for the Company's Common Stock is "HICC". The following table sets forth the quarterly range of high and low bid quotes of the Company's Common Stock per calendar quarter as provided by the National Quotation Bureau, Inc. (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions).


Common Stock (1)

Period:

1998 ($.01 par value, stock symbol HICC)
                        High Bid	      Low Bid
First Quarter		         $0.312		        $0.125
Second Quarter		        $0.250		        $0.010
Third Quarter		         $0.687   	      $0.020
Fourth Quarter		        $1.625		        $0.375

1997 ($.01 par value, stock symbol HICC)
               			      High Bid	      Low Bid
First Quarter    	     	$0.1875		       $0.125
Second Quarter	        	$0.1875		       $0.125
Third Quarter	 	        $0.1875  	      $0.1875
Fourth Quarter	        	$0.1875	       	$0.1875

(1) The Company reverse split its common stock on March 5, 1996 on a 1 ($.01 par value common share) for 10 ($.001 par value common share) and increased the par value of its common shares from $.001 par value to $.01 par value.

(b) Holders - Harbour Intermodal currently has 8,504,513 shares of stock outstanding as of December 31, 1998. The above shares are held by approximately 100 owners of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (which each such brokerage house and/or clearing house being considered as one holder).

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


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

(a) Plan of Operation

Overview

	The statements contained in this 10-KSB that are not historical facts are forward-looking statements. The Company cautions readers of this document that a number of important factors could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any such forward-looking statements.

(i) Discussion of how long the Company can satisfy cash requirements and whether it will have to raise additional funds.

	To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows but expects to show an operational profit for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and is in the process of raising additional funds for the next fiscal period of 1999. At December 31, 1998 the company had an accumulated deficit of $292,656. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term, revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

	As of December 31, 1998, the Company had unrestricted cash on hand of $661. The Company has no credit facility with any lending institution. The Company has, from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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

	Continuing research is planned to quantify the impact of shifts to intermodal equipment for handling rail and rubber-tired freight shipments and to develop requirements for improved handling. Because the first vessels are expected to operate in US Coastal waters and be financed using Maritime Administration (MARAD) guarantees, Harbour will use a U.S. based naval architect. Harbour has solicited several competent naval architect ands engineering firms to assist in securing a vessel which will meet Harbour's needs, qualify under the design and safety requirements of the Coast Guard and the Shipping Bureaus and be eligible for MARAD financing guarantees. Harbour is reviewing proposals from several firms at this time and anticipates the selection will be made and design and construction will begin this during this fiscal year.

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

	If, and only if, the Company's negotiations described above succeed, then the Company plans to acquire plant and equipment. In addition to the agreement for completion of design and construction of the first self-propelled
Intermodal Ferry, specifications are being developed for the home port facility
and equipment.   Discussions are proceeding to secure property rights by
purchase or lease at both existing and new locations for the Intermodal System in the greater New York harbor area. This includes design and start of construction for new ferry docking facilities and landside support yards for railroad and rubber-tired equipment. The acquisition cost of the ship ranges from $8 million to $15 million and the cost of the onshore improvements could exceed $10 million.

(iv) Expected significant changes in the number of employees

	Harbour Intermodal currently has no employees. Officers and/or directors of the company serve on a voluntary basis until sufficient capitalization is realized.  Additional personnel will be added as needed.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Directors and Executive Officers

Name				Age		Positions Held with the Company

Michael T. Gasparik	74	Director /Chief Executive and Chairman of the
					Board

Victor E. Holmkvist	57	Director /President

Antonio Mellone		55	Director/Vice-President of Terminal
					Operations
Martin C. Rewoldt		56	Director/Vice-President of Marketing
					and Sales

Marcial E. Robiou		47	Director /Chief Financial Officer

James E. Scharf, Sr. 	50	Director/Chief Information Officer

Richard G. Schoon		65	Director/Vice Chair of Board/Sr. VP and Corporate
					Secretary

Captain David S. Steiner	Director / Sr. Vice-President Marine
				48	Operations

Michael T. Gasparik: (74) Mr. Gasparik is CEO and Chairman of the Board of the Company. His terms of office expire May 1997, or such later date that his successor is elected. He has served as Chairman of the Board since the date of its incorporation on March 11, 1974. He also served as Chief Executive Officer from the date of incorporation to March 31, 1993 and from March 5, 1996 to date.

Mr. Gasparik is an industrialist who currently, and for the last five years, is Chairman, President, Director and major stockholder of Digital Diagnostic Corp. and Northeast Surgical Corp. These companies are engaged in Research and Development and / or distribution of electronic or surgical supplies for medical or industrial use. None of these companies are reporting companies.

Mr. Gasparik was a member of the Board of Directors of the Metro Newark Chamber of Commerce for ten years. During this tenure, Mr. Gasparik served as Chairman of their Metro Newark Technology Council. Mr. Gasparik also served as founding Vice Chairman / Director of the Essex County Development Corporation (a nonprofit quasi-public corporation).

Mr. Gasparik holds an Engineering Degree from Columbia University and a Law Degree from St. Johns University School of Law. Mr. Gasparik is a member of the Bar of the State of New York.

Victor E. Holmkvist: (57) PE: Mr. Holmkvist is the President and has served as a Director and Senior Vice President of Strategic Planning since 1997.

Mr. Holmkvist is currently, and since 1993 President of Svenski Engineering Service a consulting engineering firm providing services in Civil, Structural and Environmental Engineering and Engineering & Construction Management. Mr. Holmkvist is also the Chief Operating Officer for Innovative Track Fastener Corp., a start-up company developing a new design for a rail astening system for concrete cross ties & Secretary / Treasurer of Fast
Spot, Inc., a start-up company providing new and patented railcar handling equipment.

Prior to 1993 Mr. Holmkvist served as an engineer, project engineer and engineering manager for several corporations, including Foster Wheeler and GAF Chemicals. During this time Mr. Holmkvist was responsible for the design and construction of projects with multi million dollar budgets.
In addition Mr. Holmkvist served, on a consulting basis, as municipal engineer for several New York communities.

Mr. Holmkvist holds a BS in Civil Engineering from the New Jersey Institute of Technology and additional graduate and continuing education credits in engineering management and accounting procedures. Mr. Holmkvist is a Registered Professional Engineer in New York & New Jersey and a member of the American Society of Civil Engineers.

Antonio Mellone:  (56) Mr. Mellone is the Vice-President of Terminal Operations.

Since 1994, Mr. Mellone has been the Administrative Partner and Controller of A. G. Container Repair. In this capacity, he was responsible for the accounting function, insurance, sales and customer relations, and audits. His expertise includes Waterfront Commissions, NY and NJ Harbour rules and regulations, audits and legal matters, licensing, MNMCA and NY Ship Association's yearly review and audit. Also, he is skilled in container and chassis repair and trucking operations.

From 1967-1994, Mr. Mellone served Portwide Cargo Securing Company/A.G. Ship Maintenance Corporation. As president (1978-1994), his responsibilities included accounting functions, human resources, insurance, customer relations and sales, and litigation. In the position of Secretary of the Corporation
(1972-1978), he was responsible for general administration.   Also, Mr. Mellone
was deeply involved in litigation for revocation of A.G. license by the Waterfront Commission and became a chief strategist with attorneys on defending A.G and reaching a favorable settlement. Prior experience includes (1967-1972), that of a laborer and foreman.

Accomplishments of Mr. Mellone include: international trade, instrumental in the formation of a self-insurance program for compensation for the employees working on ships in the Port of NY, represented a managing partner of Hug Holdings, a company owning real estate in Newark Ironbound, co-founder Palmer Industry, Newark, NJ, co-founded A.G. Ship Maintenance, a joint venture doing container repair on the terminal for the Puerto Rican line PRIMI, and negotiator between Metropolitan Marine and I.L.A. He has worked under the jurisdiction of NY Ship Association and is licensed by the Waterfront Commission of New York and New Jersey Harbor.

Martin C. Rewoldt: (56) Mr. Rewoldt holds the position of Vice-President of Marketing and Sales.

His career includes that of President (1987-present) of MVP Terminal Corporation. The responsibilities of this position include third party intermodal handling services. Prior positions include the presidency of LACNY, Inc., a contract motor carrier (1982-1987), presidency of Marine Customer Services, an international third party company (1977-1982). VP-Sales at East Coast Shippers, sales and operations for third party intermodal companies (1973-1977), sales manager at Soo Line (1970-1973), sales at Missouri, Kansas & Texas RailRoad (1963-1970).

Marcial E. Robiou: (47) Mr. Robiou is the Chief Financial Office and has served as a Director since 1996 and was elected Treasurer in 1997.

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

James E. Scharf, Sr.: (50) Mr. Scharf is the Chief Information Officer.

Mr. Scharf has many years experience leading teams to set bench marks in application engineering and project management on large governmental software R&D projects. In addition, Mr. Scharf was part of the management that developed a client-server based legacy-code wrappering system with graphical interface enabling the growth of a start-up service company. Mr. Scharf was also a key leader for the re-engineering of major relational database schema for improved efficiency and reliability administration of TCP/IP network with multiple UNIX servers and over 50 clients, and the development of document auto-generating programming software and system methodology that cut overall test program generation and quality control time 50% and more than doubled overall quality and customer satisfaction.

Mr. Scharf is a member of IEEE and has served with the International Test Conference (1982-1987) on the Steering Committee, and Arrangements Chair.
Her served on the Technical Paper Reviewer for Design Automation Conference (1988-1994). He worked with DATPG WAVES technical committee defining data transport specification (1989-1990) and he was Racal-Redec's representative to Design and Test Alliance, steering Committee (1992-1993). Mr. Scharf's article, Boundary Scan and JTAG Testing: Challenges to ATPG Evaluation was published in the "Engineering Magazine" of May 1992.

Mr. Scharf received a Bachelor of Electrical Engineering, Cum Laude, from the University of Detroit. Additionally, he as formal training in Schlumberger GACTOR ATE and VHDL simulation. He attended Management Effectiveness and Team Building (AMA), and Confident Communicators-Speechcraft.

Richard G. Schoon: (65) Mr. Schoon has served as a Director, Vice Chairman of the Board, Senior Vice President and Secretary and is also the Chairman of the Compensation Committee since February 1994.

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

Mr. Schoon is a graduate of Buena Vista College and the Academy for Organization Management at the University of Notre Dame.
Captain David S. Steiner: (48) Captain Steiner holds the position of Senior Vice-President of Marine Operations.

Captain Steiner is licensed as a Master and a First Class Pilot of steam and motor vessels. In Hawaii, he is licensed as a Radar Observer (Unlimited). Captain's experience includes: Director of Training at Sandy Hook Pilots' Association (1994-1995); as an American Maritime Officer as foreign and coastwise (as master since 1985, including: USNS Altair, M/V Buffalo Soldier; OIC USNS Maury). (1973-1994); Military Sealift Command, Atlantic (MSCLANT) Force Rediness Officer (1989-1990); Atlantic Jetstream, Director of Marine Operations: Jetfoil Ferry (1984-1985); Insurance Company of North American (INA), Marine Surveyor (1972-1973).

Captain Steiner holds a BS in Marine Transporation from SUNY Maritime College. He has served as an instructor in the US Navy: basic/advanced shipboard fire fighting, air capable ship, small arms, shipboard/workcenter. He also was a member of the Helo Fire Fighting Team-Foam Generation and he has experience in the operation and care of helicopters. He was responsible for control of bulk petroleum, hazardous material and shipboard hazardous waste.

Captain Steiner is a member of The Council of American Master Mariner,
Fort Schuyler Alumni Association, Society of Naval Architects and Marine Engineers, Society of Marine Consultants, Nautical Institute, NY/NJ Dredging Forum, Containment Workgroup, USS NJ Battleship Society, NAVSAC, MERPAC, American Pilots Association, NY and NJ State Board of Pilot Commissioners, United NY/NJ Sandy Hook Pilots Association.



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

Compensation of President and Chief Executive Officer

	Michael T. Gasparik, Chief Executive Officer, presently serves without either direct compensation or any form of incentive compensation.




SUMMARY COMPENSATION TABLE

					Long Term Compensation
			Annual Compensation	   Awards			 Payouts


     (a)          (b)   (c)    (d)     (e)         (f)   (g)     (h)    (i)
Name and          Year  Salary Bonus Other Annual Stock SARs(#) LTIP   Other
Principal                            Compensation Award        Payouts Comp
Position
               			1998   $0	    $0     $0         None
Michael T.		      1997   $0     $0     $0         None   None    None   None
Gasparik
Chairman          1996   $0      $0    $0         None   None    None   None
of the
Board
President         1995   $0      $0    $0         None   None    None   None
& CEO
Treasurer         1994   $0      $0    $0         None   None    None   None
& CFO



AGGREGATED 1998 OPTION GRANT TABLE

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


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The following table sets forth information with respect to the share ownership as of the date of this filing of the Company's common stock by its officers and directors., both individually and as a group, and by the present record and/or beneficial owners of more than 5% of the outstanding amount of such stock:

NAME                         Number of shares    Percentage of shares
                                      Owned            Owned


Michael T. Gasparik            7,820,608			               91.96%
37 Bryden Place
Ridgewood, NJ 07450
Director
Chairman of the Board,
President, Chief Executive
Officer

Richard Schoon                    25,000	     	             0.29%
73 Hull Street
Wakefield, RI 02879
Director
Vice Chairman of the Board,
Senior Vice President and
Secretary


Marcial E. Robiou        			      10,000   	                0.12%
498 Fairview Ave.
Ceder Grove, NJ 07009
Director
Chief Financial Officer

Victor E. Holmkvist       		      10,000          		        0.12%
97 Svenski Road
Montgomery, NY 12549
Director
President

Officers and Directors
as a Group
(5 persons)                       7,865,608                   92.49%

(1) 7,500,000 shares of the total 7,820,608 shares of Harbour Intermodal, Ltd. controlled by Michael T. Gasparik, reside in the ownership of Ka-bar
Medical, Inc., of which Michael T. Gasparik is beneficial owner. Ka-bar Medical,
Inc. is controlled by Michael T. Gasparik, who is the majority shareholder, Chairman, Chief Executive Officer and a Director of the Company.




ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company is indebted to Ka-bar Medical, Inc. which is solely owned by Michael
T. Gasparik who is also the majority shareholder and Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Director of the Company. At December 31, 1997 & 1998 the Company owed Ka-Bar $94,273 & $127,023 for advances for rent and operating expenses.

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

					HARBOUR INTERMODAL,	LTD.
					a Delaware Corporation






Date: March 31rd, 1999		BY: /s/ Michael T. Gasparik
					Michael T. Gasparik
					Chief Executive Officer
					Director, Chief Financial Officer
					and Accounting Officer
					Chairman, Board of Directors

	                         HARBOUR INTERMODAL, LTD.
	                      (A Development Stage Company)

                        REPORT ON AUDITS OF FINANCIAL STATEMENTS

	                        DECEMBER 31, 1998 AND 1997

                                    (F-1)



INDEPENDENT AUDITORS' REPORT (F-1)



The Board of Directors
Harbour Intermodal, Ltd.



We have audited the accompanying balance sheet of Harbour Intermodal, Ltd. (A
Development Stage Company) as of December 31, 1998.   We have also audited the
statements of operations, stockholders' equity and cash flows for the two years ended December 31, 1998 and the statement of operations and cash flows for the period March 1, 1993 (inception of development stage) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbour Intermodal, Ltd. (A Development Stage Company) at December 31, 1998 and the results of its operations, changes in stockholders' equity and its cash flows for the two years ended December 31, 1998 and the statements of operations and cash flows for the period March 1, 1993 (inception of development stage) to December 31, 1998 in conformity with generally accepted accounting principles.






                                          Kenzel & Co.
                                          Certified Public Accountants


March 16, 1999

                                     (F-2)

                                 HARBOUR INTERMODAL, LTD.
                              (A Development Stage Company)

                                 BALANCE SHEET (F-2)

DECEMBER 31, 1998
ASSETS

Current Assets:
  Cash 							                      	$661

            Total current assets   	 $661

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable	                  						$  27,294
Stockholders' Equity: (Deficiency in Assets)
  Common stock (Notes 2 and 4)
    $.01 par value, 20,000,000 shares
    authorized, 8,504,513 issued and
    outstanding						                          85,045

  Capital in excess of par value	 				         53,955

  Accumulated deficit to
   December 31, 1982 (Note 1)			              (62,000)
  Deficit accumulated
   during development stage		     		          (230,656)
    Total accumulated deficit					            (292,656)

          Total stockholders' equity
           (deficiency)		     				            (153,656)

									           	$   661

See Accompanying Notes to Financial Statements

                                  (F-3)


                              HARBOUR INTERMODAL, LTD.
                           (A Development Stage Company)

                            STATEMENTS OF OPERATIONS (F3)



									    Period from
									   March 1, 1993
                 					   For the Years Ended	       (inception of
					                       December 31,		          development stage)
					                            1998	       1997	 to December 31, 1998

Income	                      $   -0-	      $  -0-		         $  -0-


Operating expenses:
  General and administrative  25,473	      23,203			        	135,472
  Professional fees		          9,740        7,660   	     			 67,573
  Rent				                     7,611        4,000	        			 27,611

	Net loss during
	development stage		         $ 42,824     $34,863		     	  $  230,656

	Net loss per share          $  (.005)   $ (.004)

	Weighted average common
	shares outstanding	            8,504,513	    8,504,513


See Accompanying Notes to Financial Statements

                                    (F-4)

                              HARBOUR INTERMODAL, LTD.
                           (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY (F4)


                             					  Common    Stock
								                            			 Capital
		                          Number		 		in excess
		                            of				     of par   	  Accumulated
		                          Shares		Amount	 value	  Deficit		 Total
Balance at Dec 31, 1996		8,504,513		$85,045	   $53,955	  $ (214,969)		$ (75,969)

Net loss during development
  stage					                   -         -  	     	-    	   (34,863	    (34,863)

Balance at Dec 31, 1997		8,504,513		$85,045	  $53,955	  $(249,832)		  $(110,832)

Net loss during development
  stage					                 -   	     		 -  	     -   	   (42,824)	    (42,824)

Balance at Dec 31, 1998  	 8,504,513		$85,045	$53,955   	$(292,656			 $(153,656)

See Accompanying Notes to Financial Statements

                                    (F-5)

                              HARBOUR INTERMODAL, LTD.
                           (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS (F5)

                     		               							       Period from
  									                                        March 1, 1993
		 			                  For the Years Ended	       (inception of
					                       December 31	       	  development stage)
					                         1998	       1997	  to December 31, 1998
Cash flows from operating
 activities:
Net loss during development
stage					               $ (42,824)  	$ (34,863)    		$ (230,656)

Non-cash items included in
 net loss:
Increase (decrease) in
  accounts payable		        6,219	       1,600             27,294

Cash used in operating
  activities		           	(36,625)  	  (33,263)	     	  (203,362)

Cash flows from financing
 activities:
Advances from related party 32,750       35,188	         202,023
Repayments to related party  -0-	          -0-	         (75,000)
  Issuance of capital stock
   for indebtedness to related
   party				                 -0-	          -0-		         75,000

  Proceeds from issuance of
   common stock			           -0-	          -0-		          2,000

  Cash provided by financing
   activities         			   32,750    	   35,188   		    204,023

Increase (decrease) in cash(3,855)	        1,925		           661

Cash, beginning of period	  4,516	         2,591		            -0-

Cash, end of period     		$   661	      $  4,516		      $    661

                                    (F-6)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
  Cash paid for interest	$    -0-	$     -0-		         $      -0-
  Cash paid for income taxes	 -0-	$     -0-	 	        $      -0-

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

                            DECEMBER 31, 1998 AND 1997


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

	Operations to date have primarily been meetings and negotiations with parties who currently own and operate portions of the system, potential users of present and expanded services and public agencies concerned with the improvement of rail transportation services and the development of a business plan.

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

	On October 3, 1995, a subsidiary, HILX Transport, Inc. (HILX) was incorporated in New Jersey. There were no transactions for HILX during 1997 or 1998.

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

                        DECEMBER 31, 1998 AND 1997
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

	The Company occupies premises owned by Ka-Bar Medical, Inc. (Ka-Bar) and incurred annual rent expense of $4,000 for those premises in 1998 and 1997. Ka-Bar is controlled by Michael T. Gasparik, who is the majority shareholder,
Chairman, Chief Executive Officer and a Director of the Company.   At December
31, 1998, the Company owed Ka-Bar $127,023 for advances for operating expenses and unpaid rent.

	In 1998, the Company also ented office space on a month to month basis at the New Jersey Institute of Technology Business Incubator Facility for $3,611.

4.	EARNINGS PER SHARE INFORMATION

	Per share information is based on the weighted average number of shares outstanding for the period.

                           HARBOUR INTERMODAL, LTD.
                        (A Development Stage Company)

                           DECEMBER 31, 1998 AND 1997
                         INDEX TO FINANCIAL STATEMENTS



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