Form 10QSB
period 1999-06-30
HARBOUR INTERMODAL LTD /DE/
filed 1999-09-03
CIK 933649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10 QSB




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	 June 30, 1999

 Commission file Number 0-25254

HARBOUR INTERMODAL, LTD.
(Exact name of registrant as specified in its charter)

Delaware	22-2061363
(State or other jurisdiction of	(IRS employer
incorporation or organization)  	          identification no.)

1177 McCarter Highway, Newark, New Jersey	07104
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:								 (973) 481-6474


	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X     No _________


	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 8,504,513 Common Shares as of June 30, 1999.

HARBOUR INTERMODAL, LTD.

INDEX

	Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

	Balance Sheet at June 30, 1999(unaudited)	                    4

	Statement of Operations for the Three Months Ended
	June 30, 1999 and 1998 (unaudited) and the period
        from March 1, 1993 (inception of Development Stage)
        To June 30, 1999 (unaudited)	                           5

	Statement of Cash Flows for the Three Months Ended
        June 30, 1999 and 1998 (unaudited) and the period
        from March 1, 1993 (inception of Development Stage)
       	to June 30, 1999 (unaudited)	                           6

	Notes to Financial Statements (unaudited)	                     7


Item 2.	Management's Discussion and Analysis or Plan of
        Operations	                                              8


PART II.  Other Information, As Applicable


Item 6.	Exhibits and Reports on Form 8-K

		a. Exhibit	                                                    10

		b. Reports on Form 8-K	                                        10

Signature Page                                                   11

		HARBOUR INTERMODAL, LTD.
		(A Development Stage Company)
		BALANCE SHEET

		June 30, 1999

ASSETS

	Current Assets:
	  Cash 	$ 10,149

	            Total current assets	$ 10,149

		LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

	Current Liabilities:
	  Accounts payable	$  35,334
	  Due to affiliate	$ 164,476

	            Total current liabilities	$ 199,810


	Stockholders' Equity: (Deficiency in Assets)
	  Common stock
	    $.01 par value, 20,000,000 shares
	    authorized, 8,504,513 issued and
	    outstanding	                         85,045

	  Capital in excess of par value	        53,955

	  Accumulated deficit to
	   December 31, 1982 (Note A)	          (62,000)
	  Deficit accumulated
	   during development stage	           (266,661)

	    Total accumulated deficit        	 (328,661)

	          Total stockholders' equity
	           (deficiency)	               (189,661)


		$                                      10,149

See Accompanying Notes to Financial Statements

	HARBOUR INTERMODAL, LTD.
	(A Development Stage Company)
		STATEMENTS OF OPERATIONS
<CAPTIONS>

      				       							                                     Period from
					                                                       March 1, 1993
     	         	 Three Months Ended    Six Months Ended       (inception of
		                   June 30,             June 30,	         development stage)
	   	             	1999      1998      1999       1998       to June 30, 1999
Income	          		$ 0      $ 0        $ 0        $ 0            $ 0

Operating expenses:
  General and
  Administrative	  9,129    5,386     17,264     11,110         152,736
  Prof. fees      10,898      206     15,056      1,249          82,629
  Rent	     	     	1,482	   2,000      3,685      2,000          31,296

Net loss during
development stage $(21,509)  $(7,592)  $(36,005)  $(14,359)    $(266,661)

Net loss per share $(.00252)	$(.00089) $(.00423)  $(.00169)

Weighted average common
shares outstanding	8,504,513 	8,504,513 8,504,513 8,504,513

	See Accompanying Notes to Financial Statements


	HARBOUR INTERMODAL, LTD.
	(A Development Stage Company)

		STATEMENTS OF CASH FLOWS


                                              				          			Period from
				                                                       			March 1, 1993
     	                     For the Six Months Ended	         (inception of
	                                  June 30,                development stage)
	                             1999	        1998            to June 30, 1999
Cash flows from operating
activities:                   	0            0                     0

Net loss during development
stage	       	             $(36,005)    $(14,359)	            $(266,661)

Non-cash items included in
net loss:
Increase in accounts payable  8,040           73                35,334

Cash used in operating
activities	                 (27,965)	     (14,286)	            (231,327)


Cash flows from financing
activities:
Advances from related party  37,453        10,181               239,476
Repayments to related party	    0             0                 (75,000)
Issuance of capital stock
for indebtedness to related
party   			                     0             0                  75,000

Proceeds from issuance of
common stock	                   0             0         	         2,000

Cash provided by financing
activities	                   37,453        10,181              241,476

Increase (decrease) in cash	   9,488        (4,105)              10,149

Cash, beginning of period	       661         4,516                  0

Cash, end of period	          $10,149       $  411               $10,149


SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid for interest           0             0                    0
Cash paid for income taxes	      0             0 	                  0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.

See Accompanying Notes to Financial Statements

		HARBOUR INTERMODAL, LTD.
		(A Development Stage Company)

		NOTES TO FINANCIAL STATEMENTS

		THREE MONTHS ENDED June 30, 1999



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

Plan of Operation

Overview

	The statements contained in this 10-QSB for the quarterly period ended June 30, 1999 that are not historical facts are forward-looking statements. The Company cautions readers of this document that a number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any such forward-looking statements.
These important factors and other factors which could affect the Company's results are more fully discussed in the Company's 10-KSB for the fiscal year ended December 31, 1998 and dated March 31, 1999, and elsewhere in the Company's filings with the Securities and Exchange Commission. Readers of this document are referred to such filings.

Discussion of how long the Company can satisfy cash requirements and whether it will have to raise additional funds.

	To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows and expects additional losses for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and it will have to raise additional funds for the next fiscal period of 1999. At June 30, 1999 the company had an accumulated deficit of $328,661. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term,revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

	As of June 30, 1999, the Company had unrestricted cash on hand of $10,149. The Company has no credit facility with any lending institution. The
Company has,from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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

	Continuing research is planned to quantify the impact of shifts to intermodal equipment for handling rail and rubber-tired freight shipments and to develop requirements for improved handling. Because the first vessels are expected to operate in US Coastal waters and be financed using Maritime Administration (MARAD) guarantees, Harbour has opted to use a U.S. based naval architect. Harbour has selected Marine Design and Operations, Inc., Rosell, NJ to assist in securing a Equipment which will meet Harbour's needs, qualify under the design and safety requirements of the Coast Guard and the Shipping Bureaus and be eligible for MARAD financing guarantees. Harbour, with the assistance of MDO, has options to purchase 2 ships, 3 floats and a tugboat to begin operations and establish a client base.

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

	If, and only if, the Company's negotiations described above succeed, then the Company plans to purchase & referbush some or all of this equipment. In addition to the existing equipment the design and construction of the first self-propelled Intermodal Ferry and the home port facility will continue.
This includes design and start of construction for new ferry docking facilities and landside support yards for railroad & rubber-tired equipment.
The acquisition cost of the existing equipment ranges from $8 million to $10 million and the cost of the onshore improvements could exceed an additional
$10 million.

Expected significant changes in the number of employees

	Harbour Intermodal currently employs four persons part time, all of whom are officers and/or directors of the company and serve on a voluntary basis unil sufficient capitalization is realized. Additional personnel will be added as needed. In the absence of capitalization no additional personnel will be added.

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

		No reports on Form 8-K were filed during the quarter ended
                 June 30, 1999.


SIGNATURES:

		Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						(Registrant)






	Date:	September 3, 1999	                  Michael T. Gasparik

                                        Harbour Intermodal, LTD.
			                                   		Director
	                                   				Chairman-Chief Executive Officer
			                                    	Chief Financial Officer