Form 10QSB
period 1999-09-30
HARBOUR INTERMODAL LTD /DE/
filed 1999-11-15
CIK 933649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10 QSB




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	 September 30, 1999

 Commission file Number 0-25254

HARBOUR INTERMODAL, LTD.
(Exact name of registrant as specified in its charter)

Delaware	22-2061363
(State or other jurisdiction of	(IRS employer
incorporation or organization)  	          identification no.)

1177 McCarter Highway, Newark, New Jersey	07104
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:								 (973) 481-6474


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

HARBOUR INTERMODAL, LTD.

INDEX

	Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

	Balance Sheet at Sept. 30, 1999(unaudited)	                    4

	Statement of Operations for the Three Months Ended
	Sept. 30, 1999 and 1998 (unaudited) and the period
        from March 1, 1993 (inception of Development Stage)
        To Sept. 30, 1999 (unaudited)	                           5

	Statement of Cash Flows for the Three Months Ended
        Sept. 30, 1999 and 1998 (unaudited) and the period
        from March 1, 1993 (inception of Development Stage)
       	to Sept. 30, 1999 (unaudited)	                           6

	Notes to Financial Statements (unaudited)	                     7


Item 2.	Management's Discussion and Analysis or Plan of
        Operations	                                              8


PART II.  Other Information, As Applicable


Item 6.	Exhibits and Reports on Form 8-K

		a. Exhibit	                                                    10

		b. Reports on Form 8-K	                                        10

Signature Page                                                   11

		HARBOUR INTERMODAL, LTD.
		(A Development Stage Company)
		BALANCE SHEET

		Sept. 30, 1999

ASSETS

	Current Assets:
	  Cash 	$ 19,827

	            Total current assets	$ 19,827

		LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

	Current Liabilities:
	  Accounts payable	$  34,115
	  Due to affiliate	$ 181,557

	            Total current liabilities	$ 215,672


	Stockholders' Equity: (Deficiency in Assets)
	  Common stock
	    $.01 par value, 20,000,000 shares
	    authorized, 8,504,513 issued and
	    outstanding	                         85,045

	  Capital in excess of par value	        53,955

	  Accumulated deficit to
	   December 31, 1982 (Note A)	          (62,000)
	  Deficit accumulated
	   during development stage	           (272,845)

	    Total accumulated deficit        	 (334,845)

	          Total stockholders' equity
	           (deficiency)	               (195,845)


		                                      $19,827

See Accompanying Notes to Financial Statements

	HARBOUR INTERMODAL, LTD.
	(A Development Stage Company)
		STATEMENTS OF OPERATIONS
<CAPTIONS>

      				       							                                     Period from
					                                                       March 1, 1993
     	         	 Three Months Ended    Six Months Ended       (inception of
		                   Sept. 30,            Sept. 30,	        development stage)
	   	             	1999      1998      1999       1998      to Sept. 30, 1999
Income	          		$ 0      $ 0        $ 0        $ 0            $ 0

Operating expenses:
  General and
  Administrative	  5,084    6,893     22,384     18,003         157,820
  Prof. fees         100    7,600     15,156      8,849          82,729
  Rent	     	     	1,000    1,000      4,685      3,000          32,296

Net loss during
development stage $(6,184)  $(15,493)  $(42,189)  $(29,852)    $(272,845)

Net loss per share $(.00073)$(.00182) $(.00496)  $(.00351)

Weighted average common
shares outstanding	8,504,513 	8,504,513 8,504,513 8,504,513

	See Accompanying Notes to Financial Statements


	HARBOUR INTERMODAL, LTD.
	(A Development Stage Company)

		STATEMENTS OF CASH FLOWS


                                              				          			Period from
				                                                       			March 1, 1993
     	                     For the Six Months Ended	         (inception of
	                                 Sept. 30,                development stage)
	                             1999	        1998           to Sept. 30, 1999
Cash flows from operating
activities:                   	0            0                     0

Net loss during development
stage	       	             $(42,189)    $(29,852)            $(272,845)

Non-cash items included in
net loss:
Increase in accounts payable  6,822        2,370                34,115

Cash used in operating
activities	                 (35,367)     (27,482)            (238,730)


Cash flows from financing
activities:
Advances from related party  54,533        23,104               256,557
Repayments to related party	    0             0                 (75,000)
Issuance of capital stock
for indebtedness to related
party   			                     0             0                  75,000

Proceeds from issuance of
common stock	                   0             0         	         2,000

Cash provided by financing
activities	                   54,533        23,104              258,557

Increase (decrease) in cash	  19,166        (4,378)              19,827

Cash, beginning of period	       661         4,516                  0

Cash, end of period	          $19,827       $  138               $19,827


SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid for interest           0             0                    0
Cash paid for income taxes	      0             0 	                  0

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

	To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows and expects additional losses for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and it will have to raise additional funds for the next fiscal period of 1999. At Sept. 30, 1999 the company had an accumulated deficit of $334,845. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term,revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

	As of Sept. 30, 1999, the Company had unrestricted cash on hand of $19,827.
The Company has no credit facility with any lending institution.  The
Company has,from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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

						(Registrant)






	Date:	November 11, 1999                  Michael T. Gasparik

                                        Harbour Intermodal, LTD.
			                                   		Director
	                                   				Chairman-Chief Executive Officer
			                                    	Chief Financial Officer