Form 10KSB
period 1999-12-31
HARBOUR INTERMODAL LTD /DE/
filed 2000-04-24
CIK 933649

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)
[X]  	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 1999
[ ] Transition report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934
	For the transition period from _____ to ____
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the average of the ask ($0.15) and bid ($0.100) prices of the Company's common stock, for the week ended December 31, 1999, is approximately $118,696 based upon the 949,574 shares of the Registrant's common stock held by non-affiliates. (1)

The number of shares outstanding is 8,504,513 shares, of the one class of common stock, of par value $0.01, as of December 31, 1999.

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


Employees

	Harbour Intermodal currently employs four persons part time, all of whom are officers and/or directors of the company. Harbour plans to hire an additional seven persons, one as a Chief Financial Officer, one as a director of New York Harbour operations, one as marketing/sales manager, and four clerical personnel provided that additional financing is obtained by that time. In the absence of such financing no additional personnel will be added.

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




PART II


ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

(a) Market Information - The principal US market in which the Company's Common Shares (all of which are of one class, $.O1 par value Common Stock) are traded is the Over-The-Counter Bulletin Board (OTC-BB) market. During the 1998 and
1999 calendar year period, the aforesaid securities were traded or quoted on the automated quotation system on the OTC Bulletin Board. The symbol for the Company's Common Stock is "HICC". The following table sets forth the quarterly range of high and low bid quotes of the Company's Common Stock per calendar quarter as provided by the National Quotation Bureau, Inc. (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions).


Common Stock (1)

Period:

1999 ($.01 par value, stock symbol HICC)
                        High Bid       Low Bid
First Quarter           $0.5100        $0.2500
Second Quarter          $0.4375        $0.0500
Third Quarter           $0.3125        $0.0600
Forth Quarter           $0.2100        $0.0400

1998 ($.01 par value, stock symbol HICC)
                        High Bid	      Low Bid
First Quarter		         $0.312		        $0.125
Second Quarter		        $0.250		        $0.010
Third Quarter		         $0.687   	      $0.020
Fourth Quarter		        $1.625		        $0.375

(1) The Company reverse split its common stock on March 5, 1996 on a 1 ($.01 par value common share) for 10 ($.001 par value common share) and increased the par value of its common shares from $.001 par value to $.01 par value.

(b) Holders - Harbour Intermodal currently has 8,504,513 shares of stock outstanding as of December 31, 1999. The above shares are held by approximately 100 owners of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (which each such brokerage house and/or clearing house being considered as one holder).

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


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

(a) Plan of Operation

Overview

	The statements contained in this 10-KSB that are not historical facts are forward-looking statements. The Company cautions readers of this document that a number of important factors could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any such forward-looking statements.

(i) Discussion of how long the Company can satisfy cash requirements and whether it will have to raise additional funds.

	To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows but expects to show an operational profit for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and is in the process of raising additional funds for the next fiscal period of 2000. At December 31, 1999 the company had an accumulated deficit of $346,782. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term, revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

	As of December 31, 1999, the Company had unrestricted cash on hand of $49,697. The Company has no credit facility with any lending institution. The Company has, from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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

	Philip Kinzel, Certified Public Accountant, has been the Company's auditor for the last six years.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


Directors and Executive Officers

Name	           			Age		Positions Held with the Company

Michael T. Gasparik	75	Director /Chief Executive, Chairman of the
					Board and Chief Accounting Officer

Victor E. Holmkvist	58	Director /President

Antonio Mellone   		57	Director/Vice-President of Terminal
					Operations
Martin C. Rewoldt 		57	Director/Vice-President of Marketing
					and Sales

Marcial E. Robiou 		48	Director /Chief Financial Officer

James E. Scharf, Sr	51	Director/Chief Information Officer

Richard G. Schoon 		66	Director/Vice Chair of Board/Sr. VP and Corporate
					Secretary

David S. Steiner    49	Director / Sr. Vice-President Marine
				Operations

Michael T. Gasparik: Mr. Gasparik is CEO and Chairman of the Board of the Company. His terms of office expire May 1997, or such later date that his successor is elected. He has served as Chairman of the Board since the date of its incorporation on March 11, 1974. He also served as Chief Executive Officer from the date of incorporation to March 31, 1993 and from March 5, 1996 to date.

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

Victor E. Holmkvist PE: Mr. Holmkvist is the President and has served as a Director and Senior Vice President of Strategic Planning since 1997.

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

Compensation of President and Chief Executive Officer

 Victor E. Holmkvist, President and	Michael T. Gasparik, Chief Executive
 Officer, presently serve without either direct compensation or any form of incentive compensation.




SUMMARY COMPENSATION TABLE

                 					Long Term Compensation
		               	Annual Compensation	    Awards			          Payouts
     (a)          (b)   (c)    (d)     (e)         (f)   (g)     (h)    (i)
Name and          Year  Salary Bonus Other Annual Stock SARs(#) LTIP   Other
Principal                            Compensation Award        Payouts Comp
Position
                  1999   $0     $0     $0         None   None    None   None
               			1998   $0	    $0     $0         None   None    None   None
Michael T.		      1997   $0     $0     $0         None   None    None   None
Gasparik
Chairman          1996   $0      $0    $0         None   None    None   None
of the
Board
President         1995   $0      $0    $0         None   None    None   None
& CEO
Treasurer
& CFO



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


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The following table sets forth information with respect to the share ownership as of the date of this filing of the Company's common stock by its officers and directors., both individually and as a group, and by the present record and/or beneficial owners of more than 5% of the outstanding amount of such stock:

NAME                         Number of shares    Percentage of shares
                                      Owned            Owned


Michael T. Gasparik            7,405,609 			               87.08%
37 Bryden Place
Ridgewood, NJ 07450
Director
Chairman of the Board,
Chief Executive Officer

Richard Schoon                    25,000	     	             0.29%
73 Hull Street
Wakefield, RI 02879
Director
Vice Chairman of the Board,
Senior Vice President and
Secretary


Marcial E. Robiou        			      10,000   	                0.12%
498 Fairview Ave.
Ceder Grove, NJ 07009
Director
Chief Financial Officer

Victor E. Holmkvist       		      20,000          		        0.24%
97 Svenski Road
Montgomery, NY 12549
Director
President

Antonio Mellone                     0
26 Pulaski Street
Bayonne, NJ 07002

Martin C. Rewoldt                   0
289 Mount Hope Road
Apt J13
Dover, NJ 07801

James E. Scharf, SR.                0
16 Carlton Road
Flanders, NJ 07836

Captain David S. Steiner            0
305 Riveredge Road
Tinton Falls, NJ 07724
                                7,450,609                   87.61%

(1) 7,500,000 shares of Harbour Intermodal,Ltd. controlled by Michael T.
Gasparik,were registered in the name of Ka-bar Medical, Inc. on Oct. 22,1996 of which Michael T. Gasparik is beneficial owner. Ka-bar Medical,Inc. is controlled by Michael T. Gasparik, who is the majority shareholder, Chairman, Chief Executive Officer and a Director of Ka-Bar Medical, Inc. On
July 22, 1997 these 7,500,000 shares were transferred to Michael T. Gasparik.



ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company is indebted to Ka-bar Medical, Inc. which is solely owned by Michael
T. Gasparik who is also the majority shareholder and Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Director of the
Company. At December 31, 1998 & 19998 the Company owed Ka-Bar $127,023 &
$229,268 for advances for rent and operating expenses.

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

					HARBOUR INTERMODAL,	LTD.
					a Delaware Corporation






Date: March 31, 2000	BY: /s/ Michael T. Gasparik
					Michael T. Gasparik
					Chief Executive Officer
					Director, Chief Accounting Officer
					and Chairman, Board of Directors






















	                         HARBOUR INTERMODAL, LTD.
	                      (A Development Stage Company)

                   REPORT ON AUDITS OF FINANCIAL STATEMENTS

	                        DECEMBER 31, 1998 AND 1999














                                    (F-1)



INDEPENDENT AUDITORS' REPORT



The Board of Directors
Harbour Intermodal, Ltd.



We have audited the accompanying balance sheet of Harbour Intermodal, Ltd. (A
Development Stage Company) as of December 31, 1999.   We have also audited the
statements of operations, stockholders' equity and cash flows for the two years ended December 31, 1999 and the statement of operations and cash flows for the period March 1, 1993 (inception of development stage) to December 31, 1999.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbour Intermodal, Ltd. (A
Development Stage Company) at December 31, 1999 and the results of its operations, changes in stockholders' equity and its cash flows for the two years ended December 31, 1999 and the statements of operations and cash flows for the period March 1, 1993 (inception of development stage) to December 31, 1999 in conformity with generally accepted accounting principles.






                                          Kenzel & Co.
                                          Certified Public Accountants


March 29, 2000


                                     (F-2)

                                 HARBOUR INTERMODAL, LTD.
                              (A Development Stage Company)

                                 BALANCE SHEET

DECEMBER 31, 1999
ASSETS

Current Assets:
  Cash 							                      	$49,697

            Total current assets   	 $49,697

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable	                  						$  28,211
  Due to affiliate-current (Note  3)       $  54,268
           Total current liabilities       $  82,479

Note payable-affiliate (Note 3)            $ 175,000

Stockholders' Equity: (Deficiency in Assets)
  Common stock (Notes 2 and 4)
    $.01 par value, 20,000,000 shares
    authorized, 8,504,513 issued and
    outstanding						                          85,045

  Capital in excess of par value	 				         53,955

  Accumulated deficit to
   December 31, 1982 (Note 1)			              (62,000)
  Deficit accumulated
   during development stage		     		          (284,782)
    Total accumulated deficit					            (346,782)

          Total stockholders' equity
           (deficiency)		     				            (207,782)

                         									           	$ 49,697

See Accompanying Notes to Financial Statements

                                  (F-3)


                              HARBOUR INTERMODAL, LTD.
                           (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                        									    Period from
									                                           March 1, 1993
                 					   For the Years Ended	       (inception of
					                       December 31,		          development stage)
					                            1999	       1998	 to December 31, 1999

Income	                      $   -0-	      $  -0-		         $  -0-


Operating expenses:
  General and administrative  25,050       25,473			        	162,522
  Professional fees		         19,706        9,740   	     			 87,297
  Rent				                     7,370        7,611         			 34,981

	Net loss during
	development stage		         $ 54,126    $ 42,824		     	  $ 284,782

	Net loss per share          $  (.006)   $ (.005)

	Weighted average common
	shares outstanding	            8,504,513	    8,504,513


See Accompanying Notes to Financial Statements

                                    (F-4)

                              HARBOUR INTERMODAL, LTD.
                           (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY


                 					       Common Stock		    Capital
		                          Number		 	       	in excess
		                            of				            of par   Accumulated
		                          Shares	 	Amount	    value	     Deficit		    Total
Balance at Dec 31, 1997		8,504,513		$85,045	   $53,955	  $ (249,822)		$(110,832)

Net loss during development
  stage					                   -         -  	     	-       (42,824)     (42,824)

Balance at Dec 31, 1998		8,504,513		$85,045	   $53,955	  $(292,656)	  $(153,656)

Net loss during development
  stage					                 -   	  		 -  	       -    	   (54,126)	    (54,126)

Balance at Dec 31, 1999  8,504,513  $85,045   	$53,955  	$(346,782)		 $(207,782)

See Accompanying Notes to Financial Statements

                                    (F-5)

                              HARBOUR INTERMODAL, LTD.
                           (A Development Stage Company)

                             STATEMENTS OF CASH FLOWS

                     		               							       Period from
  									                                        March 1, 1993
		 			                  For the Years Ended	       (inception of
					                       December 31	       	  development stage)
					                         1999	       1998   to December 31, 1999
Cash flows from operating
 activities:
Net loss during development
stage					               $ (54,126)  	$ (42,824)    		$ (284,782)

Non-cash items included in
 net loss:
Increase (decrease) in
  accounts payable		          917         6,219            28,211

Cash used in operating
  activities		           	(53,209)   	  (36,605)	     	  (256,571)

Cash flows from financing
 activities:
Advances from related party 102,245       32,750	         304,268
Repayments to related party  -0-	          -0-	           (75,000)
  Issuance of capital stock
   for indebtedness to related
   party				                 -0-	          -0-		           75,000

  Proceeds from issuance of
   common stock			           -0-	          -0-		            2,000

  Cash provided by financing
   activities         			   102,750    	  32,750   		     306,268
Increase (decrease) in cash  49,036        3,855 	         49,697

Cash, beginning of period	      661	       4,516		          -0-

Cash, end of period     	 	$ 49,697      $   661		       $ 49,697

                                    (F-6)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
  Cash paid for interest	   $ -0-     	$  -0-  		         $  -0-
  Cash paid for income taxes$ -0-     	$  -0-  	 	        $  -0-

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

                            DECEMBER 31, 1999 AND 1998


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

	On October 3, 1995, a subsidiary, HILX Transport, Inc. (HILX) was incorporated in New Jersey. There were no transactions for HILX during 1998 or 1999.

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

                        DECEMBER 31, 1999 AND 1998
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

	The Company occupies premises owned by Ka-Bar Medical, Inc. (Ka-Bar) and incurred annual rent expense of $4,000 for those premises in 1999 and 1998. Ka-Bar is controlled by Michael T. Gasparik, who is the majority shareholder,
Chairman, Chief Executive Officer and a Director of the Company.   At December
31, 1999, the Company owed Ka-Bar $229,268 for advances for operating expenses and unpaid rent. In December 1999 Ka-Bar advanced the Company $50,000 that was repaid in January 2000.

 On December 31,1999 the Company also executed a promissory note to Ka-Bar which requires the accrual of interest on a quarterly bases at the prime rate at the end of each quarter (8.5% at December 31, 1999). The note and accrued interest become due on December 31, 2004.

	In 1998, the Company also rented office space on a month to month basis at the New Jersey Institute of Technology Business Incubator Facility for $3,611.

4.	EARNINGS PER SHARE INFORMATION

	Per share information is based on the weighted average number of shares outstanding for the period.

                           HARBOUR INTERMODAL, LTD.
                        (A Development Stage Company)

                           DECEMBER 31, 1999 AND 1998
                         INDEX TO FINANCIAL STATEMENTS



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