Form 10KSB
period 2000-12-31
HARBOUR INTERMODAL LTD /DE/
filed 2001-07-19
CIK 933649

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACTS OF 1934

         For the fiscal year ended December 31, 2000
[ ] Transition report under Section 13 or 15(d) of the Securities

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

                                    Common Stock
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X NO___

Check if there is no disclosure of delinquent fliers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's Revenues for its most recent fiscal year. -0-

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the average of the ask ($0.090) and bid ($0.0625) prices of the Company's common stock, for the week ended December 31, 2000, is approximately $73,168 based upon the 959,574 shares of the Registrant's common stock held by non-affiliates. (1)

The number of shares outstanding is 8,504,513 shares, of the one class of common stock, of par value $0.01, as of December 31, 2000.

(1) "Affiliates" solely for purpose of this item refers to those persons who, during the three months preceding the filing of this Form 10-KSB were officers or directors of the Company and/or beneficial owners of 5% or more of the Company's outstanding stock.

Documents Incorporated By Reference  (None).

                              TABLE OF CONTENTS

PART I

                                                                            Page

ITEM 1: DESCRIPTION OF BUSINESS:..............................................4
ITEM 2: PROPERTIES:..........................................................11
ITEM 3. LEGAL PROCEEDINGS:...................................................11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:.................11

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS:.............................................................11

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:...........12
ITEM 7. FINANCIAL STATEMENTS:................................................14
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE:............................................14

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS:.............................................................14
ITEM 10. EXECUTIVE COMPENSATION:.............................................18
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT:......19
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:.....................20
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:...................................20
SIGNATURES:..................................................................20
REPORT ON AUDITS OF FINANCIAL STATEMENTS.....................................21
      INDEX TO FINANCIAL STATEMENTS (F-1)....................................22
      INDEPENDENT AUDITORS' REPORT (F-2).....................................23
      BALANCE SHEET (F-3)....................................................24
      STATEMENTS OF OPERATIONS (F-4).........................................25
      STATEMENTS OF STOCKHOLDERS' EQUITY (F-5)...............................26
      STATEMENTS OF CASH FLOWS (F-6).........................................27
      NOTES TO FINANCIAL STATEMENTS (F-7 to F-9).......................28 to 30

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

Some of the statements in this report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as oral statements made by Harbour Intermodal, Ltd. (HILX) or the officers, directors or employees of HILX may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Forward-looking statements include statements about the competitiveness of the transportation industry, potential regulatory obligations, our strategies and other statements that are not historical facts. When we use in this report words like "anticipate," "believe," "expect," "estimate" and similar expressions you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of HILX and on the information available to the management at the time these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among transportation providers may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected;
(4) legislative or regulatory changes may adversely effect the businesses; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than HILX and (6) adverse changes may occur in the markets. Many of such factors are beyond HILX's ability to predict, and readers are cautioned not to put undue reliance on such forward-looking statements. HILX disclaims any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

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

Services in the Greater New York Harbor area will be provided by Harbour Intermodal through wholly owed subsidiaries, joint ventures or leases of existing transportation operations. Harbour plans to acquire, and then to expand and augment, existing terminal facilities and add new facilities for Intermodal ferry operations to establish a waterborne rail freight network with Intermodal terminals connecting with Norfolk Southern, CSX, New York Susquehanna and Western, Canadian Pacific, Canadian National and the New York & Atlantic Rail Roads. These and other facilities would be also be designed and used to carry tractor-trailers and containers. However, there can be no assurance that Harbour will be able to pursue such a plan to expand existing or add new terminal facilities in the future. In addition, the Company presently conducts no business in waterborne rail freight service, and it is presently unknown whether such waterborne rail freight network can be established or if such operations are commenced that they will be successful.

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

Market for Intermodal Transportation Services:

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

Terminology:

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

Terms used in describing the characteristics of the Intermodal transportation of freight are listed below:

Backhaul: Return transportation movement, usually at less revenue than the original move. To move a shipment back over part of a route already traveled.
Bogie: A set of highway wheels built specifically to be used as rear wheels under the container. Also an overseas term for a railroad car "truck" or wheel assembly.
Boxcar: An enclosed railcar, typically 40 to 50 feet long, used for packaged freight and some bulk commodities.
Breakbulk: To reduce a large shipment of a single commodity to many small shipments, which are then dispersed to various buyers.
Bulk Transfer Facility: A facility for transferring liquid or solid bulk commodities, such as petroleum or gravel, between transport modes, typically between rail and truck. (See also "Transloading").
Carfloat: A barge with a railtrack fixed to the deck for carrying rail cars across a body of water. Typically, a tugboat tows the carfloat.
Chassis: A special trailer or undercarriage on which containers are moved over-the-road by truck.
Classification Yard: A railroad terminal area where train units are assembled (as opposed to an intermodal yard).
C.O.F.C. (Container-on-Flatcar): The transport of containers on railroad flatcars, either single-stack or double-stack.
Container: A box for transporting cargo, constructed with varying dimensions to with stand shipment conditions in transportation.
(See TEU).
Drayage:  Transporting freight by truck, typically within short distances.
Float Bridge: A transfer bridge for rolling rail cars on and off carfloats to a railyard.
Freight Forwarder: Individual/company that accepts shipments and consolidates them into truckloads. An agent who helps expedite shipments by preparing necessary documents and making other arrangements for moving freight. Intelligent Transportation Systems (ITS): A generic term for advanced technology applications that provide real-time monitoring and information to enable the more efficient and safer use of transportation systems, such as highways.
Intermodal: As broadly defined within the commercial transportation industry, the transfer of freight between and among all modes involved in general cargo transportation (e.g., ship, rail, and truck). This term is also commonly used to mean the movement of passengers between transportation modes (e.g, from train to bus).
Intermodal Yard: A rail facility designed to accommodate intermodal transfers with trucks and containers.

Intermodal Surface Transportation Efficiency Act of 1991 (ISTEA):
The landmark federal transportation legislation that implemented broad changes in the way transportation planning and funding decision are made. ISTEA and its successor, TEA-21, emphasize use of a diversity and balanced of modes and the preservation of existing systems over the construction of new facilities, especially roadways.
Level of Service: A measure of the quality of operation of a transportation facility, with Level of Service "A" being very good operation with little traffic delays, and Level of Service "F" being severely congested operation with large traffic delays.
MIS: A Major Investment Study is a federal process for identifying, evaluating and selecting transportation alternatives that address specific problems.
Modal Split: The relative use of the modes of transportation; the statistics used include ton-miles, passenger-miles, and revenue.
Multimodal:  Using more than one transportation mode to move a load of goods.
Pallet: A platform on which cargo is loaded, which can be stacked and be handled by forklift or sling, usually constructed of wood.
Piggyback: The hauling of road vehicles and containers on wheels or railroad flatcars.
Railhead: End of the railroad line or point in the area of operations at which cargo is loaded and unloaded.
Reefer (Refrigerated container): A specialized container that holds perishable goods at controlled temperatures.
Road Railer: A specialized truck chassis that either has retractable rail wheels or is lifted onto bogies which allows it to operate directly on rail. Roll-on/Roll-off (ro/ro): A specially constructed ship that allows cargo to be rolled in and out doors on wheeled loading devices or under the cargo's own propulsion, such as motor vehicles. TEU: Twenty-foot equivalent unit. A standard unit for counting containers of various lengths. One standard 40-foot container equals two TEU's.
T.O.F.C. (Trailer-on-Flatcar): A transportation arrangement in which a truck trailer is moved by train to a destination. Also called "Piggybacking".
Trailer: The truck unit, which carries freight in a tractor-trailer combination. Trailers are commonly seen as the cargo unit of an "18-wheeler" or five-axle "truck".
Transportation System Management (TSM): A term for methods to improve the operation of a transportation system without expanding capacity.
Transloading: The practice of breaking (transferring) bulk shipments from the vehicle/container of one mode to that of another at one or a series of terminal interchange points.

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

The configuration of the roadway network is similar to the rail system in that all of the major routes from the west and south approach the area from the west. All shipments destined for New York City or Long Island must use one of the three bridges or two tunnels between the Tappan Zee and the Verrazano Narrows Bridge. Trailers and containers transferred from rail cars use these same crossings and compete for space with the usual heavy volume of private cars and buses. In addition, many of the truck routes have clearance restrictions or restrictions on the type of cargo carried. The Holland and Lincoln Tunnels, which provide the most convenient connection into Manhattan and Brooklyn, will not accommodate the large trailers which are currently legal on the Interstate Highway System and the New Jersey Turnpike.

Waterborne transportation of freight has been all but ignored in recent years despite the fact that all of the shipping lines and many other transportation users have waterfront facilities. In the past, there was more flexibility in moving shipments into and out of the harbor area. Eight major railroads, several small terminal railroads and a number of lighterage companies, all of which moved shipments to and from shipper's terminals or connected directly with ocean going vessels, utilized all of the waterways. Most of these marine operations were discontinued by the time CONRAIL was formed to take over and consolidate six major railroads in 1976.

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

Harbour's work to date in analyzing existing traffic data, locations within the harbor suitable for intermodal ferry facilities and intermodal ferry design places it in a position to compete for the implementation of intermodal freight ferry services. Although there are no assurances that any relationship will develop, Harbour's proposed routes duplicate or are very close to those developed by The Port Authority's concepts for waterborne transportation routes as a part of the overall network of intermodal rail and truck services being developed. Extensive computer modeling by Harbour has shown the viability of high-speed cross-harbor freight movement incorporating the freight studies of the NYEDC and the Port Authority of NY & NJ. The model demonstrates an excellent potential business opportunity.

Market for Intermodal Equipment

The equipment and operating methodology for handling intermodal shipments is a developing field, worldwide. The shift from handling individual units, palletized packages and bulk shipments to containerized shipments has revolutionized the shipping industry. New ships being built can accommodate over 6,000 twenty-foot equivalents (TEU'S) or 3,000 forty-foot equivalents (FEU'S). New vessels are being designed to accommodate 8,000 TEU's. Ports and land transportation facilities have had to adapt to the change. Currently, there are still major areas in the larger ports where new equipment and techniques are needed to handle the large number of containers which must be ready for loading aboard the container ships and a similar number to be unloaded and distributed with a minimum of delay.

Port distribution services and feeder services between ports, including those ports on rivers where land and rail transportation is inadequate can utilize the same self-propelled barge concept being proposed for New York. Moving and stacking equipment for landside support and for improving intermodal handling of containers and trailers is also needed.

Proposed role for Harbour Intermodal

The role planned for Harbour Intermodal in the Greater New York harbor area is to offer services to meet current and future requirements for intermodal transportation, particularly those intermodal movements which can use waterborne connections. The landside facilities and vessels will also provide for conventional rail cars, grounded containers and rubber-tired vehicles, which can utilize the network.

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

Employees

Harbour Intermodal currently employs four persons part time, all of which are officers and/or directors of the company. Harbour plans to hire an additional seven persons, one as a Chief Financial Officer, one as a director of New York Harbour operations, one as marketing/sales manager, and four clerical personnel provided that additional financing is obtained by that time. In the absence of such financing no additional personnel will be added.

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

ITEM 3. LEGAL PROCEEDINGS:

The Company is not engaged in any pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the fourth quarter of the last fiscal year.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

(a) Market Information - The principal US market in which the Company's Common Shares (all of which are of one class, $.01 par value Common Stock) are traded is the Over-The-Counter Bulletin Board (OTC-BB) market. During the 1999 and 2000 calendar year period, the aforesaid securities were traded or quoted on the automated quotation system on the OTC Bulletin Board. The symbol for the Company's Common Stock is "HICC". The following table sets forth the quarterly range of high and low bid quotes of the Company's Common Stock per calendar quarter as provided by the National Quotation Bureau, Inc. (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions).

Common Stock (1)

Period:

2000 ($.01 par value, stock symbol HICC)
                       High Bid       Low Bid
First Quarter          $0.2200        $0.0938
Second Quarter         $0.5625        $0.0900
Third Quarter          $0.1650        $0.1250
Forth Quarter          $0.1400        $0.0625

1999 ($.01 par value, stock symbol HICC)
                         High Bid        Low Bid
First Quarter             $0.5100        $0.2500
Second Quarter            $0.4375        $0.0500
Third Quarter             $0.3125        $0.0600
Fourth Quarter            $0.2100        $0.0400

(1) The Company reverse split its common stock on March 5, 1996 on a 1 ($.01 par value common share) for 10 ($.001 par value common share) and increased the par value of its common shares from $.001 par value to $.01 par value.

(b) Holders - Harbour Intermodal currently has 8,504,513 shares of stock outstanding as of December 31, 2000. The above shares are held by approximately 100 owners of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (which each such brokerage house and/or clearing house being considered as one holder).

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

General:

The following discussion and analysis of the consolidated financial condition and results of operations of HILX should be read in conjunction with the Consolidated Financial Statements and related notes, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere.

HILX has made and may continue to make various forward-looking statements with respect to financial and business matters. Comments regarding HILX's potential businesses, which are not historical facts, are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see HILX's cautionary disclosures at the beginning of this document.

Discussion of how long the Company can satisfy cash requirements and whether it will have to raise additional funds.

To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows but expects to show an operational profit for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and is in the process of raising additional funds for the next fiscal period of 2001. At December 31, 2000 the company had an accumulated deficit of $390,673. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term, revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

As of December 31, 2000, the Company had unrestricted cash on hand of $6.00. The Company has no credit facility with any lending institution. The Company has, from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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

Continuing research is planned to quantify the impact of shifts to intermodal equipment for handling rail and rubber-tired freight shipments and to develop requirements for improved handling. Because the first vessels are expected to operate in US Coastal waters and be financed using Maritime Administration (MARAD) guarantees, Harbour will use a U.S. based naval architect. Harbour has solicited several competent naval architect and engineering firms to assist in securing a vessel, which will meet Harbour's needs, qualify under the design and safety requirements of the Coast Guard and the Shipping Bureaus and be eligible for MARAD financing guarantees. Harbour is reviewing proposals from several firms at this time and anticipates the selection will be made and design and construction will begin this during this fiscal year.

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

If, and only if, the Company's negotiations described above succeed, then the Company plans to acquire plant and equipment. In addition to the agreement for completion of design and construction of the first self-propelled Intermodal Ferry, specifications are being developed for the home port facility and equipment. Discussions are proceeding to secure property rights by purchase or lease at both existing and new locations for the Intermodal System in the greater New York harbor area. This includes design and start of construction for new ferry docking facilities and landside support yards for railroad and rubber-tired equipment. The acquisition cost of the ship ranges from $10 million to $20 million and the cost of the onshore improvements could exceed $15 million.

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

See pages F-1 through F-10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Company's last five fiscal years and the subsequent interim period, no independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, resigned or was dismissed.

Philip Kinzel, Certified Public Accountant, has been the Company's auditor for the last seven years.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

        Name             Age            Positions Held with the Company
Michael T. Gasparik      76      Director / Chief Executive Officer, Chairman
                                 of the Board and Chief Accounting Officer

Victor E. Holmkvist      59      Director /President

Antonio Mellone          58      Director/Vice-President of Terminal operations

Martin C. Rewoldt        58      Director/Vice-President of Marketing and Sales

Marcial E. Robiou        49      Director /Chief Financial Officer

James E. Scharf, Sr      52      Director/Chief Information Officer

Richard G. Schoon        67      Director/Vice Chair of Board/Sr. VP and
                                 Corporate Secretary

David S. Steiner         50      Director / Sr. Vice-President Marine Operations

Michael T. Gasparik: Mr. Gasparik is CEO and Chairman of the Board of the Company. His terms of office expire May 1997, or such later date that his successor is elected. He has served as Chairman of the Board since the date of its incorporation on March 11, 1974. He also served as Chief Executive Officer from the date of incorporation to March 31, 1993 and from March 5, 1996 to date.

On June 14, 2000 the Chairman/CEO of the company was charged in conjunction with the sweep of alleged stock fraud perpetrators on Wall Street. The Chairman/CEO emphatically denied any wrongdoing and expressed confidence in the favorable outcome of these proceedings. On February 26, 2001 this matter went to trial in The U.S. Federal Court for the Southern District of New York City. On March 16, 2001 the Jury returned a verdict of Not Guilty on all charges in favor of The Chairman/CEO.

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

Victor E. Holmkvist PE: Mr. Holmkvist is the President and has served as a Director since 1997 and Senior Vice President of Strategic Planning in 1997. Since 1998 Mr. Holmkvist has served as President.

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

James E. Scharf, Sr.: Mr. Scharf is the Chief Information Officer.

Mr. Scharf has many years experience leading teams to set benchmarks in application engineering and project management on large governmental software R&D projects. In addition, Mr. Scharf was part of the management that developed a client-server based legacy-code wrappering system with graphical interface enabling the growth of a start-up service company. Mr. Scharf was also a key leader for the re-engineering of major relational database schema for improved efficiency and reliability administration of TCP/IP network with multiple UNIX servers and over 50 clients, and the development of document auto-generating programming software and system methodology that cut overall test program generation and quality control time 50% and more than doubled overall quality and customer satisfaction.

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

Mr. Schoon is a graduate of Buena Vista College and the Academy for Organization Management at the University of Notre Dame.

Captain David S. Steiner: Captain Steiner holds the position of Senior Vice-President of Marine Operations.

Captain Steiner is licensed as a Master and a First Class Pilot of steam and motor vessels. In Hawaii, he is licensed as a Radar Observer (Unlimited). Captain's experience includes: Director of Training at Sandy Hook Pilots' Association (1994-1995); as an American Maritime Officer as foreign and coastwise (as master since 1985, including: USNS Altair, M/V Buffalo Soldier; OIC USNS Maury). (1973-1994); Military Sealift Command, Atlantic (MSCLANT) Force Readiness Officer (1989-1990); Atlantic Jetstream, Director of Marine
Operations: Jetfoil Ferry (1984-1985); Insurance Company of North American
(INA), Marine Surveyor (1972-1973).

Captain Steiner holds a BS in Marine Transportation from SUNY Maritime College. He has served as an instructor in the US Navy: basic/advanced shipboard fire fighting, air capable ship, small arms, shipboard/workcenter. He also was a member of the Helo Fire Fighting Team-Foam Generation and he has experience in the operation and care of helicopters. He was responsible for control of bulk petroleum, hazardous material and shipboard hazardous waste.

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

                           SUMMARY COMPENSATION TABLE

                                       Long Term Compensation
                             Annual Compensation                           Awards              Payouts
   (a)                   (b)       (c)      (d)       (e)              (f)        (g)       (h)      (i)
Name and Principal                                Other Annual     Restricted Options       LTIP    Other
Position                Year     Salary    Bonus  Compensation    Stock Award   SARs(#)   Payouts   Comp
---------               ----     ------    -----  ------------    -----------   -------   -------   ----
Michael T.              2000       $0       $0         $0              None       None     None     None
Gasparik
Chairman                1999       $0       $0         $0              None       None     None     None
of the
Board,                  1998       $0       $0         $0              None       None     None     None
CEO &
CFO                     1997       $0       $0         $0              None       None     None     None

                       AGGREGATED 1998 OPTION GRANT TABLE

The Company does not have any option programs for executives at this time.

                       AGGREGATED OPTIONS EXERCISED TABLE

There are no outstanding options that could be exercised at this time.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the share ownership as of the date of this filing of the Company's common stock by its officers and directors., both individually and as a group, and by the present record and/or beneficial owners of more than 5% of the outstanding amount of such stock:

         NAME                      Number of shares       Percentage of shares
                                        Owned                    Owned

Michael T. Gasparik                   7,405,609                 87.08%
37 Bryden Place
Ridgewood, NJ 07450
Director
Chairman of the Board,
Chief Executive Officer

Richard Schoon                         25,000                    0.29%
73 Hull Street
Wakefield, RI 02879
Director
Vice Chairman of the Board,
Senior Vice President and
Secretary

Marcial E. Robiou                      10,000                    0.12%
498 Fairview Ave.
Cedar Grove, NJ 07009
Director
Chief Financial Officer

Victor E. Holmkvist                    10,000                    0.12%
97 Svenski Road
Montgomery, NY 12549
Director
President

Antonio Mellone                          0
111 University Drive
Lincroft, NJ 07738

Martin C. Rewoldt                        0
12374 Marcel Lake Estates
Dingmans Ferry, PA 18328

James E. Scharf, SR.                     0
16 Carlton Road
Flanders, NJ 07836

Captain David S. Steiner                 0
305 Riveredge Road
Tinton Falls, NJ 07724
                                     7,440,609                  87.49%

(1) 7,500,000 shares of Harbour Intermodal, Ltd. controlled by Michael T. Gasparik, were registered in the name of Ka-bar Medical, Inc. on Oct. 22,1996 of which Michael T. Gasparik is beneficial owner. Ka-bar Medical, Inc. is controlled by Michael T. Gasparik, who is the majority shareholder, Chairman, Chief Executive Officer and a Director of Ka-Bar Medical, Inc. On July 22, 1997 these 7,500,000 shares were transferred to Michael T. Gasparik.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company is indebted to Ka-bar Medical, Inc. which is solely owned by Michael
T. Gasparik who is also the majority shareholder and Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Director of the Company. At December 31, 1999 & 2000 the Company owed Ka-Bar $229,268 & $390,673 for advances for rent and operating expenses.

There are no other debts or contractual obligations of the Company. The transactions are on terms as favorable as would be obtained with unrelated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits                Description
         (3)               Articles of Incorporation and By-Laws:
         (3)(i)(a)         Articles of Incorporation*
         (3)(i)(b)         Amendment to Articles of Incorporation **
         (3)(ii)           By-Laws*
         (4)               Instruments defining the rights of security
                                    holders, including indentures:
         (4)(i)(a)         Specimen Form of $.001 par value common stock*
         (4)(i)(b)         Specimen Form of $.01 par value common stock**

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

                                           HARBOUR INTERMODAL, LTD.
                                           a Delaware Corporation

                                           /s/ Michael T. Gasparik

Date: May 31, 2001                         BY:   Michael T. Gasparik
                           Chief Executive Officer Director, Chief Accounting
                                 Officer and Chairman, Board of Directors

                            HARBOUR INTERMODAL, LTD.
                          (A Development Stage Company)

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                            HARBOUR INTERMODAL, LTD.
                            ------------------------
                          (A Development Stage Company)
                          -----------------------------

                           DECEMBER 31, 2000 AND 1999
                           --------------------------

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                             Page
                                                             ----

    Independent Auditors' Report..............................F-2

    Balance Sheet.............................................F-3

    Statements of Operations..................................F-4

    Statements of Stockholder's Equity........................F-5

    Statements of Cash Flows..................................F-6

    Notes to Financial Statements.............................F-7 to F-9

                                                          [LOGO OF KINZEL & Co.]

                          [LETTERHEAD OF KINZEL & CO.]

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Harbour Intermodal, Ltd.

We have audited the accompanying balance sheet of Harbour Intermodal, Ltd. (A Development Stage Company) as of December 31, 2000. We have also audited the statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2000 and the statement of operations and cash flows for the period March 1, 1993 (inception of development stage) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbour Intermodal, Ltd. (A Development Stage Company) at December 31, 2000 and the results of its operations, changes in stockholders' equity and its cash flows for the two years ended December 31, 2000 and the statements of operations and cash flows for the period March 1, 1993 (inception of development stage) to December 31, 2000 in conformity with generally accepted accounting principles.

                                          /s/ Kinzel & Co.
                                          Certified Public Accountants

March 29, 2001

     195 FAIRFIELD AVENUE, SUITE 1D . WEST CALDWELL, NEW JERSEY 07006-6414
                     Member of AICPA Division for CPA Firms
                    TEL. # 973-226-1430 . FAX # 973-226-1432

                            HARBOUR INTERMODAL, LTD.
                            ------------------------
                          (A Development Stage Company)
                          -----------------------------

                                  BALANCE SHEET
                                  -------------

                                DECEMBER 31, 2000
                                -----------------

ASSETS
------

Current Assets:
  Cash                                                                 $      6
                                                                       --------

            Total current assets                                              6
                                                                       --------

                                                                       $      6
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Current Liabilities:

  Accounts payable                                                     $ 31,526
  Accrued interest (note 3)                                              18,047
  Due to affiliate-current (Note  3)                                     27,106
                                                                       --------

            Total current liabilities                                    76,679
                                                                       --------

Note payable-affiliate (Note 3)                                         175,000

Stockholders' Equity: (Deficiency in Assets)
  Common stock (Notes 2 and 4)
    $.01 par value, 20,000,000 shares
    authorized, 8,504,513 issued and
    outstanding                                                          85,045

  Capital in excess of par value                                         53,955

  Accumulated deficit to
   December 31, 1982 (Note 1)                                           (62,000)
  Deficit accumulated
   during development stage                                            (328,673)
                                                                       --------
    Total accumulated deficit                                          (390,673)
                                                                       --------

          Total stockholders' equity
           (deficiency)                                                (251,673)
                                                                       --------

                                                                       $      6
                                                                       ========

                 See Acompanying Notes to Financial Statements

                            HARBOUR INTERMODAL, LTD.
                            ------------------------
                          (A Development Stage Company)
                          -----------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                         Period from
                                     For  the Years Ended               March 1, 1993
                                         December 31,                  (inception of
                                         ------------                development stage)
                                    2000             1999           to December 31, 2000
                                    ----             ----           --------------------

Income                         $      -0-        $     -0-             $     -0-


Operating expenses:
  General and administrative      16,106            27,050               178,628
  Professional fees                5,738            19,706                93,017
  Rent                             4,000             7,370                38,981
  Interest                        18,047               -0-                 8,047
                               ---------         ---------             ---------

   Net loss during

     development stage         $  43,891         $  54,126             $ 328,673
                                ========         =========             =========

     Net loss per share        $   (.005)        $   (.006)
                               =========         =========

     Weighted average common
       shares outstanding      8,504,513         8,504,513
                               =========         =========


See Accompanying Notes to Financial Statements

                                      (F-4)

                            HARBOUR INTERMODAL, LTD.
                            ------------------------
                          (A Development Stage Company)
                          -----------------------------

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------

                                    Common Stock
                              --------------------       Capital
                              Number                     in excess
                                of                       of par          Accumulated
                              Shares       Amount        value             Deficit           Total
                              ------       ------        ---------         -------           -----

Balance at Dec 31, 1998     8,504,513     $85,045       $53,955          $(292,656)       $(153,656)

Net loss during development
  stage                            -          -              -             (54,126)         (54,126)
                            ---------     -------       -------          ---------        ---------
Balance at Dec 31, 1999     8,504,513     $85,045       $53,955          $(346,782)       $(207,782)

Net loss during development
  stage                            -          -              -             (43,891)         (43,891)
                            ---------     -------       -------          ---------        ---------

Balance at Dec 31, 2000     8,504,513     $85,045       $53,955          $(390,673)       $(251,673)
                            =========     =======       =======          =========        =========



                 See Accompanying Notes to Financial Statements

                            HARBOUR INTERMODAL, LTD.
                            ------------------------
                          (A Development Stage Company)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                           Period from
                                        For the Years Ended               March 1, 1993
                                           December 31,                  (inception of
                                           ------------                 development stage)
                                       2000             1999           to December 31, 2000
                                       ----             ----           --------------------
Cash flows from operating
 activities:

Net loss during development
 stage                               $ (43,891)     $ (54,126)             $ (328,673)

Non-cash items included in
 net loss:
 Increase (decrease) in
  accounts payable                       3,315            917                  31,526
                                     ---------      ---------              ----------
   Cash used in operating
    activities                         (40,576)       (53,209)               (297,147)
                                     ---------      ---------              ----------

Cash flows from financing
 activities:
  Advances from related party              -0-        102,245                 304,268
  Repayments to related party          (27,162)           -0-                (102,162)
  Issuance of capital stock
   for indebtedness to related
   party                                   -0-            -0-                  75,000
  Increase in accrued interest          18,047            -0-                  18,047
  Proceeds from issuance of
   common stock                            -0-            -0-                   2,000
                                     ---------      ---------              ----------
  Cash provided by financing
   activities                           (9,115)       102,245                 297,153
                                     ---------      ---------              ----------

  Decrease in cash                     (49,691)        49,036                       6

Cash, beginning of period               49,697            661                     -0-
                                     ---------      ---------              ----------

Cash, end of period                  $       6      $  49,697              $        6
                                     =========      =========              ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
  Cash paid for interest             $     -0-      $    -0-               $      -0-
  Cash paid for income taxes         $     -0-      $    -0-               $      -0-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:

  In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.


                 See Accompanying Notes to Financial Statements

                            HARBOUR INTERMODAL, LTD.
                            ------------------------
                          (A Development Stage Company)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

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

          The Company will continue as a development stage company until its planned principal operations have commenced and there is significant revenue therefrom.

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

          On October 3, 1995, a subsidiary, HILX Transport, Inc. (HILX) was incorporated in New Jersey. There were no transactions for HILX during 1999 or 2000.

          The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                            HARBOUR INTERMODAL, LTD.
                            ------------------------
                          (A Development Stage Company)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2000 AND 1999
                           --------------------------
                                   (continued)

2.  HISTORY AND BACKGROUND INFORMATION
    ----------------------------------

          The Company was incorporated as Amega Corporation, a California Corporation on March 13, 1964.

          On March 30, 1973, the Stockholders amended the Articles of Incorporation to change the name of the Corporation from Amega Corporation to Controlled Energy Systems, Inc. - A California Corporation.

          On October 11, 1974, Controlled Energy Systems, Inc. - A California Corporation merged with and into Controlled Energy Systems, Inc. - A Delaware Corporation.

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

3.  RELATED PARTY TRANSACTIONS AND RENT
    -----------------------------------

          The Company occupies premises owned by Ka-Bar Medical, Inc. (Ka-Bar) and incurred annual rent expense of $4,000 for those premises in 2000 and 1999. Ka-Bar is controlled by Michael T. Gasparik, who is the majority shareholder, Chairman, Chief Executive Officer and a Director of the Company. At December 31, 2000, the Company owed Ka-Bar $220,153 for advances for operating expenses, unpaid rent and accrued interest.

          On December 31,1999 the Company also executed a promissory note to Ka-Bar which requires the accrual of interest on a quarterly bases at the prime rate at the end of each quarter (9.5% at December 31, 2000). The note and accrued interest become due on December 31, 2004.

                            HARBOUR INTERMODAL, LTD.
                            ------------------------
                          (A Development Stage Company)
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                           DECEMBER 31, 2000 AND 1999
                           --------------------------
                                   (continued)

3. RELATED PARTY TRANSACTIONS AND RENT (continued)
   -----------------------------------

          In 1999, the Company also rented office space on a month to month basis at the New Jersey Institute of Technology Business Incubator Facility for $3,371.

4.  EARNINGS PER SHARE INFORMATION
    ------------------------------

          Per share information is based on the weighted average number of shares outstanding for the period.

5. LITIGATION AND SUBSEQUENT EVENT
   -------------------------------

          On June 14, 2000 the Chairman/CEO of the company was charged in conjunction with the sweep of alleged stock fraud perpetrators on Wall Street. The Chairman/CEO emphatically denied any wrongdoing and expressed confidence in the favorable outcome of these proceedings. On February 26, 2001 this matter went to trial in The U.S. Federal Court for the Southern District of New York City. On March 16, 2001 the Jury returned a verdict of Not Guilty on all charges in favor of The Chairman/CEO.