Form 10QSB
period 2001-03-31
HARBOUR INTERMODAL LTD /DE/
filed 2001-07-19
CIK 933649

                            HARBOUR INTERMODAL, LTD.
                              1177 McCarter Highway
                            Newark, New Jersey 07104
                                 (973) 481-6474
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                   FORM 10 QSB

                         For the quarterly period ended
                                 March 31, 2001

                         Commission file Number 0-25254
                   State of incorporation Delaware 22-2061363


       Check whether the issuer (1) filed all reports required to be filed by
        Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X     No _________


       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 8,504,513 Common Shares as of March 31, 2001.

                            HARBOUR INTERMODAL, LTD.
                          (A Development Stage Company)
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements:                                          Page No.


         Balance Sheet at March 31, 2001(unaudited)                         3

         Statement of Operations for the Three Months Ended
          March 31, 2001 and 2000 (unaudited) and the period
          from March 1, 1993 (inception of Development Stage)
          To March 31, 2001 (unaudited)                                     4

         Statement of Cash Flows for the Three Months Ended
          March 31, 2001 and 2000 (unaudited) and the period
          from March 1, 1993 (inception of Development Stage)
          to March 31, 2001 (unaudited)                                     5

         Notes to Financial Statements (unaudited)                          6


Item 2.  Management's Discussion and Analysis or Plan of
          Operations                                                        7


                    PART II. Other Information, As Applicable
                    -----------------------------------------

Item 6.  Exhibits and Reports on Form 8-K                               Page No.


           a. Exhibit                                                       9

           b. Reports on Form 8-K                                           9


Signature Page                                                             10

                            HARBOUR INTERMODAL, LTD.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 MARCH 31, 2001

ASSETS

         Current Assets:
           Cash                                               $     158
                                                              =========







LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

         Current Liabilities:
           Accounts payable                                   $  31,380
           Due to affiliate                                   $  31,203
           Accrued interest-affiliate                         $  21,984
                                                              ---------

         Total current liabilities                            $  84,567
                                                              ---------

         Note payable - affiliate                             $ 175,000


         Stockholders' Equity: (Deficiency in Assets)
           Common stock

             $.01 par value, 20,000,000 shares
             authorized, 8,504,513 issued and
             outstanding                                      $  85,045

           Capital in excess of par value                     $  53,955

           Accumulated deficit to
             December 31, 1982 (Note A)                       $ (62,000)

           Deficit accumulated
             during development stage                         $(366,409)
                                                              ---------

             Total accumulated deficit                        $(398,409)
                                                              ---------

                Total stockholders' equity
                  (deficiency)                                $(259,409)
                                                              ---------


                                                              $     158
                                                              =========


                 See Accompanying Notes to Financial Statements

                            HARBOUR INTERMODAL, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                  Period from
                                                                 March 1, 1993
                                  For the Three Months Ended     (inception of
                                           March 31,          development stage)
                                       2001         2000      to March 31, 2001

Income                                $   -0-      $  -0-           $    -0-

Operating expenses:
  General and
    administrative                    $ 2,799     $ 5,037           $181,427
  Professional fees                   $     0     $ 4,825           $ 93,017
  Rent                                $ 1,000     $ 1,000           $ 39,981
  Interest                            $ 3,937           0           $ 21,984
                                      -------     -------           --------

Net loss during
  development stage                   $ 7,736     $10,862           $336,409
                                      =======     =======           ========

Net loss per share                    $(.001)     $(.001)
                                      =======     =======

Weighted average common
  shares outstanding                 8,504,513   8,504,513
                                     =========   =========



























                 See Accompanying Notes to Financial Statements

                            HARBOUR INTERMODAL, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                   Period from
                                                                  March 1, 1993
                                  For the Three Months Ended     (inception of
                                           March 31,          development stage)
                                     2001            2000      to March 31, 2001


Cash flows from operating
  activities:                         -0-             -0-                -0-

Net loss during development
  stage                            $(7,736)          $(10,862)        $(336,409)
Non-cash items included in
  net loss:
Increase in accounts payable       $  (146)          $  4,887         $  31,380
                                   -------           --------         ---------
Cash used in operating
  activities                       $ (7,882)         $ (5,975)        $(305,029)
                                   --------          --------         ---------


Cash flows from financing activities:

Advances from related party        $  4,097          $  6,511         $ 331,203
Repayments to related party             -0-          $(50,000)        $(125,000)
Issuance of capital stock
  for indebtedness to related
  party                                  -                  -         $  75,000
Increase in accrued interest       $  3,937               -0-         $  21,984
Proceeds from issuance of
  common stock                          -0-               -0-         $   2,000
                                   --------          --------         ---------

Cash provided by financing
  activities                       $  8,034          $(43,489)        $ 305,187
                                   --------          --------         ---------

Increase (decrease) in cash        $    152          $(49,464)        $     158

Cash, beginning of period          $      6          $(43,489)        $     -0-
                                   --------          --------         ---------

Cash, end of period                $    158          $    233         $     158
                                   ========          ========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid for interest             $    -0-          $    -0-         $     -0-
Cash paid for income taxes         $    -0-          $    -0-         $     -0-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:

In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.

                 See Accompanying Notes to Financial Statements

                            HARBOUR INTERMODAL, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001

NOTE A - BASIS OF PRESENTATION
------------------------------

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

NOTE B - EARNING PER SHARE
--------------------------

Earnings per share have been computed on the basis of the average number of common shares outstanding. Average number of shares outstanding and per share amounts have been restated to reflect a one for ten reverse stock split authorized on March 5, 1996.

NOTE C - COMMITMENT AND CONTINGENCIES
-------------------------------------

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

HILX has made and may continue to make various forward-looking statements with respect to financial and business matters. Comments regarding HILX's potential businesses, which are not historical facts, are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding forward-looking statements, see HILX's cautionary disclosures at the beginning of the 10K for the period ending Dec. 31, 2000.


Plan of Operation

Overview

Discussion of how long the Company can satisfy cash requirements and whether it will have to raise additional funds.

         To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows and expects additional losses for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and it will have to raise additional funds for the next fiscal period of 2001. At March 31, 2001 the company had an accumulated deficit of $398,409. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term, revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

         As of March 31, 2001, the Company had unrestricted cash on hand of $158. The Company has no credit facility with any lending institution. The Company has, from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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

         Continuing research is planned to quantify the impact of shifts to intermodal equipment for handling rail and rubber-tired freight shipments and to develop requirements for improved handling. Because the first vessels are expected to operate in US Coastal waters Harbour has opted to use a U.S. based naval architect. Harbour has solicited several competent naval architect and engineering firms to assist in searching for a used vessel which will meet Harbour's needs & qualify under the design and safety requirements of the Coast Guard and the Shipping Bureaus to allow for a start-up at lower cost.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                 None.

           (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended
                   March 31, 2001.

                                   SIGNATURES:

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     (Registrant)






                                                 /s/ Michael T. Gasparik
                                              ----------------------------------
Date:    July 16, 2001                              Michael T. Gasparik
                                                  Harbour Intermodal, LTD.
                                              Director, Chairman-Chief Executive
                                              Officer & Chief Accounting Officer