Form 10QSB
period 2001-06-30
HARBOUR INTERMODAL LTD /DE/
filed 2001-08-14
CIK 933649

                           HARBOUR INTERMODAL, LTD.
                             1177 McCarter Highway
                           Newark, New Jersey 07104
                                (973) 481-6474
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                                  FORM 10 QSB

                        For the quarterly period ended
                                 June 30, 2001

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

       Yes    X     No _________


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 8,504,513 Common Shares as of June 30, 2001.

                           HARBOUR INTERMODAL, LTD.
                         (A Development Stage Company)

                                     INDEX

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements:                                  Page No.
       Balance Sheet at June 30, 2001(unaudited)                    3

       Statement of Operations for the Three Months Ended
         June 30, 2001 and 2000 (unaudited) and the period
         from March 1, 1993 (inception of Development Stage)
         To June 30, 2001 (unaudited)                               4

       Statement of Cash Flows for the Three Months Ended
         June 30, 2001 and 2000 (unaudited) and the period
         from March 1, 1993 (inception of Development Stage)
         to June 30, 2001 (unaudited)                               5

       Notes to Financial Statements (unaudited)                    6


Item 2.     Management's Discussion and Analysis or Plan of
         Operations                                                 7

                  PART II.  Other Information, As Applicable
                  ------------------------------------------


Item 6.     Exhibits and Reports on Form 8-K                     Page No.

            a. Exhibit                                              9

            b. Reports on Form 8-K                                  9

Signature Page                                                     10

                           HARBOUR INTERMODAL, LTD.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                MARCH 31, 2000

ASSETS
------

    Current Assets:
          Cash                                              $      54
                                                            ---------

          Total current assets                              $      54
                                                            ---------


                                                            $      54
                                                            =========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

    Current Liabilities:
      Accounts payable                                      $  31,995
      Due to affiliate                                      $  36,746
      Accrued interest affiliate                            $  25,484
                                                            ---------

    Total current liabilities                               $  94,225
                                                            ---------

 Note payable - affiliate                                   $ 175,000

 Stockholders' Equity: (Deficiency in Assets)
      Common stock $.01 par value, 20,000,000 shares
        authorized, 8,504,513 issued and outstanding           85,045

      Capital in excess of par value                           53,955

      Accumulated deficit to December 31, 1982 (Note A)       (62,000)
      Deficit accumulated during development stage           (346,171)
                                                            ---------

        Total accumulated deficit                            (408,171)
                                                            ---------

           Total stockholders' equity (deficiency)           (269,171)
                                                            ---------


                                                            $      54
                                                            =========


                See Accompanying Notes to Financial Statements

                           HARBOUR INTERMODAL, LTD.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                                                                                              Period from
                                                                                                             March 1, 1993
                                                  Three Months Ended             Six Months Ended            (inception of
                                                       June 30,                      June 30,              development stage)
                                                 2001            2000          2001           2000          to June 30, 2001
                                                 ----            ----          ----           ----          ----------------
Income                                       $        0      $        0     $        0     $        0          $        0

Operating expenses:
  General and Administrative                      2,262           3,940          5,060          8,977             183,689
  Prof. fees                                      3,000             888          3,000          5,713              96,017
  Rent                                            1,000           1,000          2,000          2,000              40,981
  Interest                                        3,500               -          7,438              -              25,484
                                             --------------------------------------------------------          ----------

                                                  9,762           5,828         17,498         16,690             346,171
                                             --------------------------------------------------------          ----------

Net loss during development stage            $   (9,762)     $   (5,828)    $  (17,498)    $  (16,690)         $ (346,171)
                                             ========================================================          ==========

Net loss per share                           $  (.00115)     $  (.00069)    $  (.00206)    $  (.00196)
                                             ========================================================

Weighted average common shares outstanding    8,504,513       8,504,513      8,504,513      8,504,513
                                             ========================================================


                See Accompanying Notes to Financial Statements

                           HARBOUR INTERMODAL, LTD.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS

                                                                         Period form
                                                                        March 1, 1993
                                         For the Three Months Ended     (inception of
                                                  June 30,            development stage)
                                             2001            2000     to June 30, 2001
                                            ---------------------    --------------------
Cash flows from operating
activities:                                       -0-            -0-                -0-

Net loss during development
stage                                       $(17,498)      $(16,690)         $(346,171)

Non-cash items included in
net loss:
Increase in accounts payable                     469          2,877             31,995
                                            --------       --------          ---------

Cash used in operating
activities                                   (17,029)       (13,813)          (314,176)
                                            --------       --------          ---------


Cash flows from financing
activities:
Advances from related party                    9,640         14,481            336,746
Repayments to related party                        -        (50,000)          (125,000)
Issuance of capital stock
for indebtedness to related
party                                              -               -            75,000
Increase in accrued interest                   7,437                            25,484
Proceeds from issuance of
common stock                                      -0-            -0-             2,000
                                            --------       --------          ---------

Cash provided by financing
activities                                    17,077        (35,519)           314,230
                                            --------       --------          ---------

Increase (decrease) in cash                       48        (49,332)                54

Cash, beginning of period                          6         49,697                 -0-

Cash, end of period                         $     54       $    365          $      54
                                            ========       ========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid for interest                      $     -0-      $     -0-         $      -0-
Cash paid for income taxes                  $     -0-      $     -0-         $      -0-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.

                 See Accompanying Notes to Financial Statements

                            HARBOUR INTERMODAL, LTD.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED June 30, 2001


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

     To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows and expects additional losses for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and it will have to raise additional funds for the next fiscal period of 2001. At June 30, 2001 the company had an accumulated deficit of $408,171. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term, revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

     As of June 30, 2001, the Company had unrestricted cash on hand of $ 54. The Company has no credit facility with any lending institution. The Company has, from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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

     Continuing research is planned to quantify the impact of shifts to intermodal equipment for handling rail and rubber-tired freight shipments and to develop requirements for improved handling. Because the first vessels are expected to operate in US Coastal waters Harbour has opted to use a U.S. based naval architect. Harbour has solicited several competent naval architect and engineering firms to assist in securing a vessel which will meet Harbour's needs and qualify under the design and safety requirements of the Coast Guard and the Shipping Bureaus.

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


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                None.

          (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended
               June 30, 2000

                                  SIGNATURES:

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   (Registrant)






     Date:  August 14, 2001                     Michael T. Gasparik
                                           Harbour Intermodal, LTD.
                                       Director, Chairman-Chief Executive
                                       Officer & Chief Accounting Officer