Form 10QSB
period 2001-09-30
HARBOUR INTERMODAL LTD /DE/
filed 2001-11-20
CIK 933649

                            HARBOUR INTERMODAL, LTD.
                             1177 McCarter Highway
                            Newark, New Jersey 07104
                                 (973) 481-6474
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                  FORM 10 QSB

                         For the quarterly period ended
                                 Sept. 30, 2001

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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements:                                             Page No.

       Balance Sheet at Sept. 30, 2001(unaudited)                              3

       Statement of Operations for the Three Months Ended
        Sept. 30, 2001 and 2000 (unaudited) and the period
        from March 1, 1993 (inception of Development Stage)
        To Sept. 30, 2001 (unaudited)                                          4

       Statement of Cash Flows for the Three Months Ended
        Sept. 30, 2001 and 2000 (unaudited) and the period
        from March 1, 1993 (inception of Development Stage)
           to Sept. 30, 2001 (unaudited)                                       5

       Notes to Financial Statements (unaudited)                               6


Item 2.  Management's Discussion and Analysis or Plan of
        Operations                                                             7


                   PART II. Other Information, As Applicable
                   -----------------------------------------


Item 6.  Exhibits and Reports on Form 8-K                                  Page No.


                  a. Exhibit                                                   9

                  b. Reports on Form 8-K                                       9

Signature Page                                                                 10

                            HARBOUR INTERMODAL, LTD.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 Sept. 30, 2001

ASSETS
------

         Current Assets:
                     Cash                                     $     188
                                                              ---------
                     Total current assets                           188
                                                              ---------
                                                              $     188




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

         Current Liabilities:
           Accounts payable                                   $  32,849
           Due to affiliate                                      40,680
        Accrued interest affiliate                               28,547
                                                              ---------

      Total current liabilities                                 102,076
                                                              ---------
 Note payable - affiliate                                       175,000


 Stockholders' Equity: (Deficiency in Assets)
           Common stock
             $.01 par value, 20,000,000 shares
             authorized, 8,504,513 issued and
             outstanding                                         85,045

           Capital in excess of par value                        53,955

           Accumulated deficit to
            December 31, 1982 (Note A)                          (62,000)
           Deficit accumulated
            during development stage                           (353,888)
                                                              ---------
             Total accumulated deficit                         (415,888)
                                                              ---------

                Total stockholders' equity
                       (deficiency)                            (276,888)
                                                              ---------

                                                              $     188
                                                              =========

                 See Accompanying Notes to Financial Statements

                            HARBOUR INTERMODAL, LTD.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                               Period from
                                                                                              March 1, 1993
                                Three Months Ended           Nine Months Ended                (inception of
                                     Sept. 30,                   Sept. 30,                  development stage)
                                2001          2000          2001           2000             to Sept. 30, 2001
Income                     $        0      $        0     $        0   $        0           $          0

Operating expenses:
  General and
  Administrative                3,655           2,804          7,087       11,781                187,344
  Prof. fees                                       25          4,628        5,738                 96,017
  Rent                          1,000           1,000          3,000        3,000                 41,981
  Interest                      3,062               0         10,500            0                 28,546
                           ------------------------------------------------------           ------------
                                7,717           3,829         25,215       20,519                353,888
                           ------------------------------------------------------           ------------
Net loss during
development stage          $   (7,717)     $   (3,829)    $  (25,215)  $  (20,519)          $   (353,888)
                           ======================================================           ============
Net loss per share         $ (0.00091)     $ (0.00045)    $ (0.00296)  $ (0.00241)

Weighted average common
shares outstanding          8,504,513       8,504,513      8,504,513    8,504,513

                 See Accompanying Notes to Financial Statements

                            HARBOUR INTERMODAL, LTD.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                    Period from
                                                                   March 1, 1993
                                   For the Nine Months Ended       (inception of
                                           Sept. 30,             development stage)
                                     2001             2000        to June 30, 2001
Cash flows from operating
activities:                              -0-             -0-                    -0-

Net loss during development
stage                              $(25,215)       $(20,519)             $(353,888)

Non-cash items included in
net loss:
Increase in accounts payable          1,323           3,182                 32,849

Cash used in operating
activities                          (23,892)        (17,337)              (321,039)


Cash flows from financing
activities:
Advances from related party          13,574          17,649                340,680
Repayments to related party                         (50,000)              (125,000)
Issuance of capital stock
for indebtedness to related
party                                     -               -                 75,000
Increase in accured interest         10,500                                 28,547
Proceeds from issuance of
common stock                             -0-             -0-                 2,000

Cash provided by financing
activities                           24,074         (32,351)               321,227

Increase (decrease) in cash             182         (49,688)                   188

Cash, beginning of period                 6          49,697                     -0-

Cash, end of period                 $   188        $      9              $     188


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW:
Cash paid for interest              $    -0-       $     -0-             $      -0-
Cash paid for income taxes          $    -0-       $     -0-             $      -0-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.

                 See Accompanying Notes to Financial Statements

                            HARBOUR INTERMODAL, LTD.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED SEPT. 30, 2001



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

         To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows and expects additional losses for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and it will have to raise additional funds for the next fiscal period of 2001. At Sept. 30, 2001 the company had an accumulated deficit of $415,888. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term,revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

         As of Sept. 30, 2001, the Company had unrestricted cash on hand of $188. The Company has no credit facility with any lending institution. The Company has, from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               None.

         (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended
           Sept. 30, 2001.

                                  SIGNATURES:

                  Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       (Registrant)




         Date:    November 18, 2001                    Michael T. Gasparik
                                                 Harbour Intermodal, LTD.
                                           Director, Chairman-Chief Executive
                                           Officer & Chief Accounting Officer