Form 10KSB
period 2001-12-31
HARBOUR INTERMODAL LTD /DE/
filed 2002-04-10
CIK 933649

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACTS OF 1934
     For the fiscal year ended December 31, 2001

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

(973) 481-6474
(Issuer's telephone number)

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the average of the ask ($0.150) and bid ($0.010) prices of the Company's common stock, for the week ended December 31, 2001, is approximately $76,766 based upon the 959,574 shares of the Registrant's common stock held by non-affiliates. (1)

The number of shares outstanding is 8,504,513 shares, of the one class of common stock, of par value $0.01, as of December 31, 2001.

(1) "Affiliates" solely for purpose of this item refers to those persons who, during the three months preceding the filing of this Form 10-KSB were officers or directors of the Company and/or beneficial owners of 5% or more of the Company's outstanding stock.

Documents Incorporated By Reference  (None).

                              TABLE OF CONTENTS
PART I

                                                                            Page
ITEM 1:  DESCRIPTION OF BUSINESS                                               4
ITEM 2:  PROPERTIES                                                           11
ITEM 3:  LEGAL PROCEEDINGS                                                    11
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  11

PART II

ITEM 5:  MARKET FOR COMPANY'S COMMON EQUITY  AND RELATED STOCKHOLDER MATTERS  11
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            12
ITEM 7:  FINANCIAL STATEMENTS                                                 14
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                             14

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS                                                              14
ITEM 10: EXECUTIVE COMPENSATION                                               18
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       19
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       20
ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K                                     20
SIGNATURES:                                                                   20
REPORT ON AUDITS OF FINANCIAL STATEMENTS                                      21
      INDEX TO FINANCIAL STATEMENTS (F-1)                                     22
      INDEPENDENT AUDITORS' REPORT (F-2)                                      23
      BALANCE SHEET (F-3)                                                     24
      STATEMENTS OF OPERATIONS (F-4)                                          25
      STATEMENTS OF STOCKHOLDERS' EQUITY (F-5)                                26
      STATEMENTS OF CASH FLOWS (F-6)                                          27
      NOTES TO FINANCIAL STATEMENTS (F-7 to F-9)                        28 to 30

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

Today, only one common carrier operation remains, the New York Cross Harbor Railroad Terminal Company, operating as New York Regional Rail Corp., which uses obsolete rail carfloat equipment to handle a very limited portion of the traffic crossing the harbor.

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

Research and Development

Research is planned to quantify the impact of shifts to intermodal equipment for handling grounded containers, rail and rubber-tired freight shipments and to develop requirements for improved handling. Because the first vessels are expected to operate in US Coastal waters Harbour will use a U.S. based naval architect. Harbour has solicited several competent naval architect and engineering firms to assist in securing a vessel which will meet Harbour's needs and qualify under the design and safety requirements of the Coast Guard and the Shipping Bureaus. Harbour is reviewing proposals from several firms at this time and anticipates the selection will be made and design and construction will begin this during this fiscal year.

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

Employees

Harbour Intermodal currently employs four persons part time, all of which are officers and/or directors of the company & serve without pay. Harbour plans to hire an additional seven persons, one as a Chief Financial Officer, one as a director of New York Harbour operations, one as marketing/sales manager, and four clerical personnel provided that additional financing is obtained by that time. In the absence of such financing no additional personnel will be added.

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

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

(a) Market Information - The principal US market in which the Company's Common Shares (all of which are of one class, $.O1 par value Common Stock) are traded is the Over-The-Counter Bulletin Board (OTC-BB) market. During the 2000 and 2001 calendar year period, the aforesaid securities were traded or quoted on the automated quotation system on the OTC Bulletin Board. The symbol for the Company's Common Stock is "HICC". The following table sets forth the quarterly range of high and low bid quotes of the Company's Common Stock per calendar quarter as provided by the National Quotation Bureau, Inc. (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions).

Common Stock (1)

Period:

2001 ($.01 par value, stock symbol HICC)
                              High Bid               Low Bid
First Quarter                 $0.0625                $0.0400
Second Quarter                $0.0500                $0.0200
Third Quarter                 $0.0200                $0.0100
Forth Quarter                 $0.0400                $0.0100

2000 ($.01 par value, stock symbol HICC)
                              High Bid                Low Bid
First Quarter                 $0.2200                 $0.0938
Second Quarter                $0.5625                 $0.0900
Third Quarter                 $0.1650                 $0.1250
Fourth Quarter                $0.1400                 $0.0625

(1) The Company reverse split its common stock on March 5, 1996 on a 1 ($.01 par value common share) for 10 ($.001 par value common share) and increased the par value of its common shares from $.001 par value to $.01 par value.

(b) Holders - Harbour Intermodal currently has 8,504,513 shares of stock outstanding as of December 31, 2001. The above shares are held by approximately 100 owners of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (which each such brokerage house and/or clearing house being considered as one holder).

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

To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows but expects to show an operational profit for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and is in the process of raising additional funds for the next fiscal period of 2002. At December 31, 2001 the company had an accumulated deficit of $421,203. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term, revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

As of December 31, 2001, the Company had unrestricted cash on hand of $33.00. The Company has no credit facility with any lending institution. The Company has, from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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

Continuing research is planned to quantify the impact of shifts to intermodal equipment for handling rail and rubber-tired freight shipments and to develop requirements for improved handling. Because the first vessels are expected to operate in US Coastal waters Harbour will use a U.S. based naval architect. Harbour has solicited several competent naval architect and engineering firms to assist in securing a vessel, which will meet Harbour's needs, qualify under the design and safety requirements of the Coast Guard and the Shipping Bureaus. Harbour is reviewing proposals from several firms at this time and anticipates the selection will be made and design and construction will begin this during this fiscal year.

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

Expected purchase or sale of plant and significant equipment

If, and only if, the Company's negotiations described above succeed, then the Company plans to acquire plant and equipment. In addition to the agreement for completion of design and construction of the first self-propelled Intermodal Ferry, specifications are being developed for the home port facility and equipment. Discussions are proceeding to secure property rights by purchase or lease at both existing and new locations for the Intermodal System in the greater New York harbor area. This includes design and start of construction for new ferry docking facilities and landside support yards for railroad and rubber-tired equipment. The acquisition cost of the ship ranges from $20 million to $40 million and the cost of the onshore improvements could exceed $20 million.

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

ITEM 7. FINANCIAL STATEMENTS

See pages F-1 through F-10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company's last five fiscal years and the subsequent interim period, no independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, resigned or was dismissed.

Philip Kinzel, Certified Public Accountant, has been the Company's auditor for the last eight years.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers

Name                   Age     Positions Held with the Company

Michael T. Gasparik    77      Director/Chief Executive Officer, Chairman of the
                               Board and Chief Accounting Officer

Victor E. Holmkvist    60      Director/President

Antonio Mellone        59      Director/Vice-President of Terminal operations

Martin C. Rewoldt      59      Director/Vice-President of Marketing and Sales

Marcial E. Robiou      50      Director/Chief Financial Officer

James E. Scharf, Sr.   53      Director/Chief Information Officer

Richard G. Schoon      68      Director/Vice Chair of Board/Sr. VP and Corporate
                               Secretary

David S. Steiner       51      Director/Sr. Vice-President Operations

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

Martin C. Rewoldt: Mr. Rewoldt holds the position of Vice-President of Marketing and Sales.

His career includes that of President (1987-present) of MVP Terminal Corporation. The responsibilities of this position include third party intermodal handling services. Prior positions include the presidency of LACNY, Inc., a contract motor carrier (1982-1987), presidency of Marine Customer Services, an international third party company (1977-1982). VP-Sales at East Coast Shippers, sales and operations for third party intermodal companies (1973-
1977), sales manager at Soo Line (1970-1973), sales at Missouri, Kansas & Texas RailRoad (1963-1970).

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

Mr. Scharf is a member of IEEE and has served with the International Test Conference (1982-1987) on the Steering Committee, and Arrangements Chair. He served on the Technical Paper Reviewer for Design Automation Conference (1988-
1994). He worked with DATPG WAVES technical committee defining data transport specification (1989-1990) and he was Racal-Redec's representative to Design and Test Alliance, steering Committee (1992-1993). Mr. Scharf's article, Boundary Scan and JTAG Testing: Challenges to ATPG Evaluation was published in the "Engineering Magazine" of May 1992.

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

SUMMARY COMPENSATION TABLE

                                                  Long Term Compensation
                                     Annual Compensation                             Awards                     Payouts
(a)                        (b)      (c)         (d)        (e)               (f)              (g)          (h)          (i)
Name & Principal                                           Other Annual      Restricted       Options      LTIP         Other
Position                   Year     Salary      Bonus      Compensation      Stock Award      SARs(#)      Payouts      Comp
Michael T. Gasparik
Chairman of the Board,
CEO & CFO                  2001     $0          $0         $0                None             None         None         None
                           2000     $0          $0         $0                None             None         None         None
                           1999     $0          $0         $0                None             None         None         None
                           1998     $0          $0         $0                None             None         None         None

AGGREGATED 2001 OPTION GRANT TABLE

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

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Company is indebted to Ka-bar Medical, Inc. which is solely owned by Michael
T. Gasparik who is also the majority shareholder and Chairman of the Board of Directors, Chief Executive Officer, President, Treasurer and Director of the Company. At December 31, 2000 & 2001 the Company owed Ka-Bar $390,673 & $421,203 for advances for rent and operating expenses.

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

   * Incorporated by reference from Form 10-SB, dated November 21, 1994, file no. 0-25254.

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

                                      HARBOUR INTERMODAL, LTD.
                                      a Delaware Corporation





Date: March 31, 2002                  BY:  Michael T. Gasparik
                                      Chief Executive Officer
                                      Director, Chief Accounting Officer
                                      and Chairman, Board of Directors

                           HARBOUR INTERMODAL, LTD.
                        (A Development Stage Company)

                 REPORT ON AUDITS OF FINANCIAL STATEMENTS

                          DECEMBER 31, 2001 AND 2000

\

                           HARBOUR INTERMODAL, LTD.
                        (A Development Stage Company)
                          DECEMBER 31, 2001 AND 2000

                         INDEX TO FINANCIAL STATEMENTS


                                                                        Page
Independent Auditors' Report                                            F-2
Balance Sheet                                                           F-3
Statements of Operations                                                F-4
Statements of Stockholder's Equity                                      F-5
Statements of Cash Flows                                                F-6
Notes to Financial Statements                                    F-7 to F-9









































                                       (F-1)

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Harbour Intermodal, Ltd.



We have audited the accompanying balance sheet of Harbour Intermodal, Ltd. (A
Development Stage Company) as of December 31, 2001.   We have also audited the
statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2001 and the statement of operations and cash flows for the period March 1, 1993 (inception of development stage) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbour Intermodal, Ltd. (A Development Stage Company) at December 31, 2001 and the results of its operations, changes in stockholders' equity and its cash flows for the two years ended December 31, 2001 and the statements of operations and cash flows for the period March 1, 1993 (inception of development stage) to December 31, 2001 in conformity with accounting principles generally accepted in The United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has recognized no revenues, has incurred losses and has minimal cash on hand. Management's plans with respect to these matters are discussed in note 2. These financial statements do not contain any adjustments that might result from the outcome of this uncertainty.







                                          Kenzel & Co.
                                          Certified Public Accountants


March 28, 2002













                                        (F-2)

                           HARBOUR INTERMODAL, LTD.
                        (A Development Stage Company)
                                BALANCE SHEET
                               DECEMBER 31, 2001

ASSETS
Current Assets:
  Cash                                                                $      33
                                                                      ---------

        Total current assets                                                 33
                                                                      ---------

                                                                      $      33
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable                                                    $  30,322
  Accrued interest affiliate                                             31,062
  Due to affiliate                                                       45,859
                                                                      ---------


         Total current liabilities                                      107,236
                                                                      ---------


Note payable-affiliate                                                  175,000

Stockholders' Equity: (Deficiency in Assets)
  Common stock (Notes 2 and 4)
    $.01 par value, 20,000,000 shares
    authorized, 8,504,513 issued and
    outstanding                                                          85,045

  Capital in excess of par value                                         53,955

  Accumulated deficit to
   December 31, 1982 (Note 1)                                           (62,000)
  Deficit accumulated
   during development stage                                            (359,203)

    Total accumulated deficit                                          (421,203)
                                                                      ---------


          Total stockholders' equity
           (deficiency)                                                (282,203)
                                                                      ---------


                                                                  $          33
                                                                      =========


See Accompanying Notes to Financial Statements














                                        (F-3)

                           HARBOUR INTERMODAL, LTD.
                        (A Development Stage Company)

                          STATEMENTS OF OPERATIONS




                                                                Period from
                                                               March 1, 1993
                                For the Years Ended           (inception of
                                     December 31,            development stage)
                                   2001        2000         to December 31, 2001

Income                            $ -0-        $  -0-                  $  -0-


Operating expenses:
  General and administrative      8,466        16,106                 187,014
  Professional fees               5,048         5,738                  98,065
  Rent                            4,000         4,000                  42,981
  Interest                       13,016        18,047                  31,063

                                 30,530        43,891                  359,203

      Net loss during
      development stage       $ (30,530)    $ (43,891)               $ 359,203

      Net loss per share      $ (.00359)    $ (.00516)

      Weighted average
      Common shares
      outstanding             8,504,513     8,504,513






































See Accompanying Notes to Financial Statements


                                        (F-4)

                           HARBOUR INTERMODAL, LTD.
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY


                                     Common Stock             Capital
                              Number                          in excess
                              of                              of par               Accumulated
                              Shares           Amount         value                Deficit             Total
Balance at Dec 31, 1999       $8,504,513       $   85,045     $   53,955           $ (346,782)         $ (207,782)

Net loss during development
  stage                        -               -               -                      (43,819)            (43,819)

Balance at Dec 31, 2000        8,504,513           85,045         53,955             (390,673)           (251,673)

Net loss during development
  stage                        -               -               -                      (30,530)            (30,530)

Balance at Dec 31, 2001        8,504,513           85,045         53,955             (421,203)           (282,203)







































See Accompanying Notes to Financial Statements
                                        (F-5)
                                         -26-

                           HARBOUR INTERMODAL, LTD.
                        (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS



                                                                Period from
                                                               March 1, 1993
                                  For the Years Ended         (inception of
                                       December 31,          development stage)
                                   2001           2000      to December 31, 2001

Cash flows from operating
activities:                        $  -0-       $  -0-              $  -0-
Net loss during development
stage                               (30,530)     (43,891)           (359,203)
Non-cash items included in
 net loss:
Increase (decrease) in
 accounts payable                    (1,204)       3,315              30,322
Cash used in operating
 activities                         (31,734)     (40,576)           (328,881)

Cash flows from financing
 activities:
Advances from related party          18,746          -               345,852
Repayments to related party                      (27,162)           (125,000)
 Issuance of capital stock
  for indebtedness to related
  party                                 -            -                75,000
 Increase in accrued
  interest                           13,015       18,047              31,062
 Proceeds from issuance of
  common stock                          -            -                 2,000

 Cash provided (used) by
   Financing activities              31,761       (9,115)            328,914

Increase (decrease) in cash              27      (49,691)                 33
Cash, beginning of period                 6       49,697                  -0-
Cash, end of period                      33            6                  33

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:

 Cash paid for interest                  -0-          -0-                 -0-
 Cash paid for income taxes              -0-          -0-                 -0-


SUPPLEMENTAL DISCLOSURE OF CASH FLOW:

In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.

See Accompanying Notes to Financial Statements
















                                        (F-6)
                                         -27-

                           HARBOUR INTERMODAL, LTD.
                        (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENTS (F-8)

                           DECEMBER 31, 2001 AND 2000


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

On October 3, 1995, a subsidiary, HILX Transport, Inc. (HILX) was incorporated in New Jersey. There were no transactions for HILX during 2000 or 2001.

The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
























                                        (F-7)
                                         -28-

                           HARBOUR INTERMODAL, LTD.
                        (A Development Stage Company)


                       NOTES TO FINANCIAL STATEMENTS (F-8)

                           DECEMBER 31, 2001 AND 2000
                                  (continued)

2.  BASIS OF PRESENTATION

Since the inception of its development stage activities, the Company has recognized no revenues, and there can be no assurance that revenues from sales of Company services or products will be established. The Company has minimal cash on hand to satisfy its cash requirements and it will have to raise funds for the next fiscal period of 2002. The Company has no credit facility with any lending institution. The Company's plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc., and other related parties. The Company's ability to continue as a development stage company and ultimately a going concern is dependent upon successfully raising equity capital and achieving profitable operations.

3.  HISTORY AND BACKGROUND INFORMATION

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

4.  RELATED PARTY TRANSACTIONS AND RENT

The Company occupies premises owned by Ka-Bar Medical, Inc. (Ka-Bar) and incurred annual rent expense of $4,000 for those premises in 2001 and 2000. Ka-Bar is controlled by Michael T. Gasparik, who is the majority shareholder,
Chairman, Chief Executive Officer and a Director of the Company.   At December
31, 2001, the Company owed Ka-Bar $252,153 for advances for operating expenses,unpaid rent and accrued interest.

On December 31,1999 the Company also executed a promissory note to Ka-Bar which requires the accrual of interest on a quarterly bases at the prime rate at the end of each quarter (5.75% at December 31, 2001). The note and accrued interest become due on December 31, 2004.






                                        (F-8)
                                         -29-

                           HARBOUR INTERMODAL, LTD.
                        (A Development Stage Company)


                       NOTES TO FINANCIAL STATEMENTS (F-8)

                           DECEMBER 31, 2001 AND 2000
                                  (continued)


5.  EARNINGS PER SHARE INFORMATION

Per share information is based on the weighted average number of shares outstanding for the period.

6. LITIGATION AND SUBSEQUENT EVENT

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













































                                        (F-9)
                                         -30-

27