Form 10-Q
period 2002-01-01
HARBOUR INTERMODAL LTD /DE/
filed 2002-06-18
CIK 933649

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

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

The number of shares outstanding is 8,504,513 shares, of the one class of common stock, of par value $0.01, as of March 31, 2002.

HARBOUR INTERMODAL, LTD.

                              TABLE OF CONTENTS
PART I FINANCIAL INFORMATION                                                Page

Item 1.  FINANCIAL STATEMENTS (PERIOD ENDING MARCH 31, 2002)

      BALANCE SHEET                                                           3
      STATEMENTS OF OPERATIONS                                                4
      STATEMENTS OF CASH FLOWS                                                5
      NOTES TO FINANCIAL STATEMENTS                                           6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          7

PART II OTHER INFORMATION AS APPLICABLE

Item 3: EXHIBITS AND REPORTS ON FORM 8-K                                      9

SIGNATURES:                                                                   9

HARBOUR INTERMODAL, LTD.
(A Development Stage Company)
PART I FINANCIAL INFORMATION

Item 1.  Financial statements

BALANCE SHEET
March 31, 2002

ASSETS                                                                ________
                                                                      $      0


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Cash overdraft                                                      $      15
  Accounts payable                                                       30,978
  Due to affiliate                                                       47,398
  Accrued interest affiliate                                             33,578



         Total current liabilities                                      111,969



Note payable-affiliate                                                  175,000

Stockholders' Equity: (Deficiency in Assets)
  Common stock $.01 par value, 20,000,000 shares
    authorized, 8,504,513 issued and
    outstanding                                                          85,045

  Capital in excess of par value                                         53,955

  Accumulated deficit to
   December 31, 1982 (Note A)                                           (62,000)
  Deficit accumulated
   during development stage                                            (363,969)

    Total accumulated deficit                                          (425,969)


    Total stockholders' equity
           (deficiency)                                                (286,969)


                                                                  $          0













See Accompanying Notes to Financial Statements

HARBOUR INTERMODAL, LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS




                                                          Period from
                                                         March 1, 1993
                                Three Months Ended       (inception of
                                     March 31,        development stage)
                                  2002        2001    to March 31, 2002

Income                          $ -0-        $  -0-            $  -0-


Operating expenses:
  General and administrative     1,250         2,799            188,344
  Professional fees                0             0               98,065
  Rent                           1,000         1,000             43,981
  Interest                       2,516         3,937             33,579

                                 4,766         7,736            363,969
     Net loss during
      development stage        $(4,766)      $(7,736)         $ 363,969

      Net loss per share       $(0.00056)    $(0.00091)

      Weighted average
      Common shares
      outstanding               8,504,513     8,504,513































See Accompanying Notes to Financial Statements

HARBOUR INTERMODAL, LTD.
(A Development Stage Company)


STATEMENTS OF CASH FLOWS



                                                                Period from
                                                               March 1, 1993
                                  For the Years Ended         (inception of
                                       March 31,            development stage)
                                   2002           2001      to March 31, 2002

Cash flows from operating
activities:                        $  -0-       $  -0-              $  -0-
Net loss during development
stage                               (4,766)     (7,736)           (363,969)
Non-cash items included in
  net loss:
 Increase (decrease) in
  accounts payable                     656        (146)              30,978
 Cash used in operating
  activities                        (4,110)      (7,882)           (332,991)

Cash flows from financing
  activities:
 Advances from related party         1,546        4,097             347,938
 Repayments to related party                        0              (125,000)
 Issuance of capital stock
  for indebtedness to related
  party                                 -            -               75,000
 Increase in accrued
  interest                           2,516        3,937              33,585
 Proceeds from issuance of
  common stock                          -            -                 2,000

 Cash provided (used) by
   Financing activities              4,062        8,034              332,976

Increase (decrease) in cash            (48)         152                  (15)
Cash, beginning of period               33            6                  -0-
Cash (overdraft), end of period    $   (15)      $  158            $     (15)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:

 Cash paid for interest                  -0-          -0-                 -0-
 Cash paid for income taxes              -0-          -0-                 -0-


SUPPLEMENTAL DISCLOSURE OF CASH FLOW:

In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.






See Accompanying Notes to Financial Statements

HARBOUR INTERMODAL, LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2002


NOTE A.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance With generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

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

In the opion of management, all adjustments necessary for a fair presentation of interm period results have been included. However, these results are not necessarily indicative of results for a full year.

NOTE B.  EARNINGS PER SHARE INFORMATION

Earnings per share have been computed on the basis of the average number of common shares outstanding. Average number of shares outstanding and per share amounts have been restated to reflect a one for ten reverse stock split authorized on March 5, 1996.

NOTE C.  COMMITMENT AND CONTINGENCIES

The Company is not party to any contractual agreements.

The Company is not engaged in any pending or threatened legal proceedings nor is it aware of any threatened litigation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

Some of the statements in this report, including, without limitation, matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as oral statements made by Harbour Intermodal, Ltd. (HILX) or the officers, directors or employees of HILX may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Forward-looking statements include statements about the competitiveness of the transportation industry, potential regulatory obligations, our strategies and other statements that are not historical facts. When we use in this report words like "anticipate," "believe," "expect," "estimate" and similar expressions you should consider them as identifying forward-looking statements. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of HILX and on the information available to the management at the time these disclosures were prepared. Factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among transportation providers may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions may be less favorable than expected; (4)legislative or regulatory changes may adversely effect the businesses; (5) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than HILX and (6) adverse changes may occur in the markets. Many of such factors are beyond HILX's ability to predict, and readers are cautioned not to put undue reliance on such forward-looking statements. HILX disclaims any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.


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

PART II OTHER INFORMATION AS APPLICABLE

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K.

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

                                      HARBOUR INTERMODAL, LTD.
                                      a Delaware Corporation





Date: June 11, 2002                  BY:  Michael T. Gasparik
                                      Chief Executive Officer
                                      Director, Chief Accounting Officer
                                      and Chairman, Board of Directors

30


1