Form 10-Q
period 2002-09-30
HARBOUR INTERMODAL LTD /DE/
filed 2003-03-11
CIK 933649

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

The number of shares outstanding is 8,504,513 shares, of the one class of common stock, of par value $0.01, as of September 30, 2002.

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

Item 1.  Financial statements

BALANCE SHEET
September 30, 2002

ASSETS
Current Assets:
  Cash                                                                $     65

         Total current assets                                         $     65


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable                                                    $  31,182
  Due to affiliate                                                       53 074
  Accrued interest affiliate                                             36,609


         Total current liabilities                                    $ 122 865



Note payable-affiliate                                                  175,000

Stockholders' Equity: (Deficiency in Assets)
  Common stock $.01 par value, 20,000,000 shares
    authorized, 8,504,513 issued and
    outstanding                                                          85,045

  Capital in excess of par value                                         53,955

  Accumulated deficit to
   December 31, 1982 (Note A)                                           (62,000)
  Deficit accumulated
   during development stage                                            (374,800)

    Total accumulated deficit                                          (436,800)


    Total stockholders' equity
           (deficiency)                                                (297,800)


                                                                  $          65













See Accompanying Notes to Financial Statements

HARBOUR INTERMODAL, LTD.
(A Development Stage Company)

STATEMENTS OF OPERATIONS



                                                                                    Period from
                                                                                   March 1, 1993
                                   Three Months Ended       Nine Months Ended      (inception of
                                       Sept. 30,                 Sept. 30        development stage)
                                    2002        2001         2002        2001    to Sept. 30, 2002
Income                        $    -0-      $   -0-       $  -0-      $  -0-         $ -0-


Operating expenses:
  General and administrative         784         3,655       2,050       7,087         189,144
  Professional fees                 -0-           -0-        3,000       4,628         101,065
  Rent                             1,000         1,000       3,000       3,000          45,981
  Interest                         2,516         3,062       7,547      10,500          38,610

                                   4,300         7,717      15,597      25,215         374,800
     Net loss during
      development stage        $  (4,300)    $  (7,717)   $(15,597)   $(25,215)      $(374,800)

      Net loss per share       $(0.00051)    $(0.00091)   $(0.00183)  $(0.00296)

      Weighted average
      Common shares
      outstanding               8,504,513     8,504,513    8,504,513   8,504,513



























See Accompanying Notes to Financial Statements

HARBOUR INTERMODAL, LTD.
(A Development Stage Company)


STATEMENTS OF CASH FLOWS



                                                                  Period from
                                                                 March 1, 1993
                                For the nine Months Ended        (inception of
                                        Sept. 30,            development stage)
                                   2002           2001       to Sept. 30, 2002

Cash flows from operating
activities:                     $  -0-       $    -0-              $   -0-
Net loss during development
stage                            (15,597)      (25,215)             (374,800)
Non-cash items included in
  net loss:
 Increase (decrease) in
  accounts payable                   860          (344)               31,182
 Cash used in operating
  activities                     (14,737)      (25,559)             (343,618)

Cash flows from financing
  activities:
 Advances from related party       7,222        25,968               353,074
 Repayments to related party        -0-           -0-               (125,000)
 Issuance of capital stock
  for indebtedness to related
  party                              -             -                  75,000
 Increase in accrued
  interest                         7,547        20,562                38,609
 Proceeds from issuance of
  common stock                       -             -                   2,000

 Cash provided (used) by
   Financing activities           14,769        46,530               343,683

Increase (decrease) in cash           32        20,971                    65
Cash, beginning of period             33             6                  -0-
Cash, end of period             $     65     $  20,977            $       65

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:

 Cash paid for interest              -0-          -0-                   -0-
 Cash paid for income taxes          -0-          -0-                   -0-


SUPPLEMENTAL DISCLOSURE OF CASH FLOW:

In 1995 the Company issued 7,500,000 shares of common stock in exchange for advances from a related party for rent and other services.






See Accompanying Notes to Financial Statements

HARBOUR INTERMODAL, LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED September 30, 2002


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

NOTE D.  PENDING LITIGATION

In July, 2002 the plaintiff, Roger L. Fidler, a former attorney for the Company, commenced a lawsuit against Michael T. Gasparik & Harbour Intermodal, Ltd. alleging various causes of action, including loss of the plaintiff's law practice & "negligent breach of the duty existing between the plaintiff and defendants". The action was commenced in the Supeior Court of New Jersey, Law Division, Bergen County.

The causes of action contained in the plaintiff's lawsuit arise from a prior federal criminal prosecution brought against Roger L. Fidler & Michael T. Gasparik for conspiracy to commit securities fraud. Following the trial, in March 2001, the defendants were acquitted of all criminal charges.

Although the plaintiff has alleged damages & has requested pre-judgment interest, attorneys fees & filing costs, the plaintiff has failed to allege a monetary amount for any such damages, including the purported value of his law practice.

In August 2002, the Company & its Chairman filed their answer to the plaintiff's complaint and will assert counter-claims against the plaintiff for damages incurred in connection with the prior federal case and to recover monies previously advanced to the plaintiff. The Company intends to vigorously defend its position & is of the opinion that the ultimate resolution will not have a material adverse effect on the Company.

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

To date, the Company has recognized no revenues, and there can be no assurance at this time that revenues from sales of Company services or products will be established to determine a trend of product or service sales. The Company has incurred losses and has negative cash flows but expects to show an operational profit for the next fiscal year. The Company has minimal cash on hand to satisfy its cash requirements and is in the process of raising additional funds for the next fiscal period of 2002. At Sept. 30, 2002 the company had an accumulated deficit of $436,800. The Company plan of operation for the next twelve months is to continue to finance its operations with a combination of cash loans from Ka-Bar Medical, Inc. (Ka-Bar), potential equity placements, and in the long term, revenues from service and product sales. The Company's ability to continue as a going concern is dependent upon its successfully raising equity capital and, ultimately, upon achieving profitable operations.

As of Sept. 30, 2002, the Company had unrestricted cash on hand of $65.00.
The Company has no credit facility with any lending institution. The Company has, from time to time, borrowed money from Ka-Bar but has no formal financial arrangement, agreement or understanding with Ka-Bar or any related party to do so in the future.

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

                                      HARBOUR INTERMODAL, LTD.
                                      a Delaware Corporation





Date: March 11, 2003                  BY:  Michael T. Gasparik
                                      Chief Executive Officer
                                      Director, Chief Accounting Officer
                                      and Chairman, Board of Directors